Form 10-K405
period 1995-12-31
AMERICA FIRST PARTICIPATING PREFERRED EQUITY MORTGAGE FUND
filed 1996-03-29
CIK 789951

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  [FEE REQUIRED]

For the fiscal year ended December 31, 1995

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

For the transition period from              to

Commission File Number 0-15665

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
(Exact name of registrant as specified
	in its Pooling and Servicing Agreement)

Nebraska           		                       47-0700551
(State or other jurisdiction of		           (I.R.S. Employer
 incorporation or organization)		            Identification No.)

Commission File Number: 0-15854

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP (Exact name of registrant as specified in its Agreement of Limited Partnership)

Delaware                              	     47-0700550
(State or other jurisdiction of		           (I.R.S. Employer
 incorporation or organization)              Identification No.)


Suite 400, 1004 Farnam Street,
Omaha, Nebraska                             68102
(Address of principal executive offices)			 (Zip Code)

(402) 444-1630
(Registrants' telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

     None

Securities Registered Pursuant to Section 12(g) of the Act:

     Exchangeable Passthrough Certificates representing assigned general partnership interests in America First Participating/Preferred Equity Mortgage Fund (the "Certificates")

	    Exchangeable Units representing assigned limited partnership interests in
     America First Participating/Preferred Equity Mortgage Fund Limited
     Partnership (the "Units")

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

     The Certificates are not currently being traded in any market. Therefore, the Certificates had neither a market selling price nor an average bid and asked price within the 60 days prior to the date of this filing. The aggregate market value of the Units on March 18, 1996, based on the final sales price per Unit as reported in The Wall Street Journal on March 19, 1996, was $45,888,703.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None
                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item 1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . .   2

                                   PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .   2
Item 6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .   4
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations . . . . . . . . . . . . . . . . . . . . . . .   4
Item 8. Financial Statements and Supplementary Data . . . . . . . . . . . .  10
Item 9. Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . .  10

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .  10
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  11
Item 12. Security Ownership of Certain Beneficial Owners and Management . .  12
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  12

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

                                    PART I

     Item 1. Business. America First Participating/Preferred Equity Mortgage Fund (the "Fund"), a Nebraska general partnership, was formed pursuant to a Pooling and Servicing Agreement dated November 20, 1986, to invest principally in federally-insured first mortgages on multifamily residential properties, including retirement living centers, and in securities collateralized by first mortgages on single-family and multifamily residential properties. The Fund also invested in Preferred Equity Participations ("PEPs") in the form of limited partnership interests in the limited partnerships which own the financed properties and in the form of participating mortgages. America First Participating/Preferred Equity Mortgage Fund Limited Partnership (the "Partnership") was formed as a limited partnership on November 20, 1986, under the Delaware Revised Uniform Limited Partnership Act to act as managing partner of the Fund. The Fund and the Partnership are referred to collectively herein as the "Registrants." The Registrants' business objectives are to provide investors (i) safety and preservation of capital,
(ii) regular cash distributions and (iii) a potential for an enhanced yield from participations in the net cash flow and net capital appreciation from the financed properties received under the terms of the PEPs.

     A total of 5,722,527 Units were sold at $20 per Unit and a total of 100 Certificates were sold at $50,000 per Certificate for total capital contributions of $111,178,590 after the payment of certain organization and offering costs.

     Through December 31, 1995, the Fund had acquired: (i) ten mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (the "GNMA Certificates") collateralized by first mortgage loans on multifamily housing properties located in seven states and five GNMA Certificates backed by pools of single-family mortgages; (ii) a first mortgage loan insured by the Federal Housing Administration (the "FHA Loan") on a retirement living center located in California; (iii) limited partnership interests ("PEPs") in 11 limited partnerships which own the multifamily housing properties financed by the GNMA Certificates and the FHA Loan; and, (iv) two participating first mortgage loans (the "Participating Loans") on multifamily housing properties financed in part by an affiliated mortgage fund. The FHA Loan and six GNMA Certificates collateralized by multifamily properties have been repaid by GNMA or the Department of Housing and Urban Development which left the Fund with only the PEPs on these properties. The Fund acquired the entire equity interest in the PEPs holding three multifamily properties. The Fund continues to own all the equity in two of these properties and the third property was acquired by GNMA through foreclosure. During 1995, another property in which the Fund held a PEP was sold at a foreclosure auction in conjunction with bankruptcy proceedings and the Fund withdrew as a limited partner of another property in which the Fund held a PEP. Accordingly, the Fund no longer holds a PEP in either of these properties. Collectively, the four remaining GNMA Certificates, six remaining PEPs, two real estate properties and two Participating Loans are referred to as the "Permanent Investments."

     The GNMA Certificates and the FHA Loan provide the Registrants with monthly payments of principal and interest which are either guaranteed by the Government National Mortgage Association or insured by the Federal Housing Administration. The Partnership Interests and the Participating Loan (collectively, the "PEPs") are intended to provide the Registrants with a base return plus a participation in the net cash flow and net capital appreciation of the underlying real estate properties. Therefore, the return to the Registrants depends, in part, on the economic performance of the real estate financed by the PEPs. A description of the Permanent Investments acquired by the Fund (and the properties financed thereby) appears in Notes 4, 5, 6 and 7 to the Notes to Combined Financial Statements filed in response to Item 8 hereof. The Partnership has no significant assets other than its general partner interest in the Fund.

     The Registrants are engaged solely in the business of providing financing for the acquisition and improvement of real estate. Accordingly, the presentation of information about industry segments is not applicable and would not be material to an understanding of the Registrants' business taken as a whole.

     The Registrants have no employees. Certain services are provided to the Registrants by employees of America First Companies L.L.C. which is the general partner of the general partner of the Partnership, and the Fund reimburses America First Companies L.L.C. for such services at cost. The Registrants are not charged and do not reimburse for the services performed by managers and officers of America First Companies L.L.C.

     Item 2. Properties. Neither Registrant directly owns or leases any physical properties. However, the Fund initially acquired PEPs in 11 limited partnerships which were formed to own multifamily housing projects. Under the terms of the limited partnership agreements, the Fund has removed the general partners of seven of these partnerships. In three cases, the Fund acquired the general partners' interest in the limited partnerships in addition to its PEP. Accordingly, the Fund became the indirect owner of the entire equity interest in these properties and began accounting for them as investments in real estate. One of these properties was foreclosed upon by GNMA in 1989 and, therefore, the Fund no longer holds an interest in this property. In the remaining four limited partnerships, a substitute limited partner was admitted and acquired a portion of the removed general partner's interest. The Fund continued to own PEPs in these properties until 1995 when one of the properties was sold in foreclosure and the Fund withdrew as the limited partner from another property. Accordingly the Fund continues to hold PEPs in six multifamily properties. Descriptions of the multifamily properties in which the Fund owns indirect equity interests are set forth in Notes 5 and 6 to the Combined Financial Statements filed in response to Item 8 hereof.

     The only assets of the Partnership consist of its general partner interest in the Fund.

     Item 3. Legal Proceedings. There are no other material pending legal proceedings to which the Registrants or any of their property is subject.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of the fiscal year ending December 31, 1995 to a vote of the Registrants' security holders.

                                   PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

		   (a)	Market Information.  There is no established public market for the
Certificates.  The Units trade on The NASDAQ Stock Market under the trading symbol "AFPFZ."  The following table sets forth the high and low sale prices for the Units for each quarterly period from January 1, 1994, through December
31, 1995.

                                        Sale Prices
                                   ----------------------
              1994                 High           Low
              1st Quarter          $10-1/4        $ 8-5/8
              2nd Quarter          $ 9-3/4        $ 8-3/4
              3rd Quarter          $ 9-1/4        $ 8-1/8
              4th Quarter          $ 8-5/8        $ 7

              1995
              1st Quarter          $ 9-1/8        $ 8-1/8
              2nd Quarter          $ 8-7/8        $ 7-3/4
              3rd Quarter          $ 8-7/8        $ 8
              4th Quarter          $ 8-7/8        $ 8

     (b)	Investors.  The approximate number of Unit Holders on December 31,
1995, was 4,662, and there was one Certificate Holder as of that date.

     (c)	Distributions.  Cash distributions are being made on a monthly basis.
Total cash distributions paid or accrued to Certificate Holders and Unit
Holders during the fiscal years ended December 31, 1995, and December 31,
1994, equaled $6,196,298 and $6,275,297, respectively.  The cash distributions paid per Certificate and per Unit during the fiscal years ended December 31,
1995, and December 31, 1994, were as follows:

                                    Per Certificate
                          Year Ended              Year Ended
                       December 31, 1995       December 31, 1994
                       -----------------       -----------------
Income                     $1,426.95               $1,537.88
Return of Capital           1,222.05                1,111.12
                       -----------------       -----------------
Total                      $2,649.00               $2,649.00
                       =================       =================

                                       Per Unit
                          Year Ended              Year Ended
                       December 31, 1995       December 31, 1994
                       -----------------       -----------------
Income                     $  .5708                $  .6151
Return of Capital             .4888                   .4445
                       -----------------       -----------------
Total                      $ 1.0596                $ 1.0596
                       =================       =================

     See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrants' ability to make cash distributions at the same levels in 1996 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Fund and the Partnership. The information set forth below should be read in conjunction with the combined financial statements and notes to combined financial statements filed in response to Item 8 hereof.

                                                        For the         For the         For the         For the         For the
                                                     Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                                  Dec. 31, 1995   Dec. 31, 1994   Dec. 31, 1993   Dec. 31, 1992   Dec. 31, 1991
                                                  -------------   -------------   -------------   -------------   -------------
Mortgage and mortgage-backed securities
  income                                          $   3,398,068   $   3,488,646   $   4,035,182   $   4,464,692   $   3,819,705
Equity in earnings of property partnerships             148,589         203,318         285,208         246,982         223,849
Rental income                                         2,334,465    	  2,268,649       2,189,546       2,166,104       2,076,698
Gain on sale of mortgage-backed securities                 -	      	       -       	       -       	       -            370,284
Interest income on participating loans                  251,157         264,904         268,633         266,216         254,685
Interest income on temporary cash investments
  and U.S. government securities                        408,645         374,521         284,652         243,394       1,321,667
General and administrative expenses                    (834,594)       (647,772)       (785,128)       (760,903)       (802,772)
Real estate operating expenses                       (1,155,052)     (1,044,385)     (1,116,833)       (973,726)     (1,032,424)
Depreciation                                           (337,598)       (502,358)       (463,046)       (569,476)       (571,022)
Interest expense                                       (841,815)       (721,906)       (609,667)       (622,902)       (473,252)
                                                  -------------   -------------   -------------   -------------   -------------
Net income                                        $   3,371,865   $   3,683,617   $   4,088,547   $   4,460,381   $   5,187,418
                                                  =============   =============   =============   =============   =============
Net income per exchangeable unit                  $         .57   $         .62   $         .68   $         .75   $         .87
                                                  =============   =============   =============   =============   =============
Net income per passthrough certificate            $    1,426.95   $    1,537.88   $    1,699.55   $    1,872.22   $	   2,163.47
                                                  =============   =============   =============   =============   =============
Cash distributions paid or accrued per
  exchangeable unit                               $      1.0596   $      1.0596   $      1.0596   $      1.0596   $      3.1121
                                                  =============   =============   =============   =============   =============
Cash distributions paid or accrued per
  passthrough certificate                         $    2,649.00   $    2,649.00   $    2,649.00   $    2,649.00   $    7,780.25
                                                  =============   =============   =============   =============   =============
Investment in U.S. government securities          $   5,025,000   $        -      $        -      $        -      $        -
                                                  =============   =============   =============   =============   =============
Investment in mortgage and
  mortgage-backed securities                      $  43,103,240   $  45,810,512   $  46,851,694   $  50,413,119   $  49,070,601
                                                  =============   =============   =============   =============   =============
Investment in PEPs, net of valuation allowance    $     325,517   $     449,510   $     469,176   $     462,766   $     537,190
                                                  =============   =============   =============   =============   =============
Investment in real estate                         $   6,668,864   $   6,970,972   $   7,473,330   $   7,936,376   $   8,386,064
                                                  =============   =============   =============   =============   =============
Investment in participating loans, net of
  valuation allowance                             $   2,960,000   $   2,960,000   $   2,960,000   $   2,960,000   $   2,960,000
                                                  =============   =============   =============   =============   =============
Total assets                                      $  64,566,103   $  67,833,181   $  69,994,829   $  72,067,829   $  74,105,486
                                                  =============   =============   =============   =============   =============
Mortgage notes payable                            $   9,614,760   $   9,614,760   $   9,614,760   $   9,614,760   $   9,614,760
                                                  =============   =============   =============   =============   =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund originally acquired: (i) ten mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association
(GNMA) collateralized by first mortgage loans on multifamily housing properties located in seven states, GNMA Certificates backed by pools of single-family mortgages (the GNMA Certificates); (ii) a first mortgage loan insured by the Federal Housing Administration (the FHA Loan) on a retirement living center located in California; (iii) limited partnership interests
(PEPs) in eleven limited partnerships which own the multifamily properties financed by the GNMA Certificates and the FHA Loan; and (iv) two participating first mortgage loans (the Participating Loans) on multifamily housing properties financed in part by an affiliated mortgage fund. The FHA Loan and six of the GNMA Certificates secured by multifamily properties have been repaid which left the Fund with only the PEPs on these properties. Under the terms of the limited partnership agreements for the PEPs, the Fund has removed the general partners of seven of the limited partnerships owning multifamily properties. In three cases, the Fund acquired the general partners' interest in the limited partnerships in addition to its PEP. Accordingly, the Fund became the indirect owner of the entire equity interest in these properties and began accounting for them as investments in real estate (the "Real Estate Interests"). One of these properties was foreclosed upon by GNMA in 1989 and, therefore, the Fund no longer holds an interest in this property. In the remaining four limited partnerships, a substitute limited partner was admitted and acquired a portion of the removed general partner's interest. The Fund continued to own PEPs in these properties until 1995 when Casa Sandoval was sold in foreclosure and the Fund withdrew as the limited partner from Moonraker Apartments. As a result of the foregoing, the Fund continues to hold four GNMA Certificates, six PEPs, two Real Estate Interests and two Participating Loans.

The following table shows the occupancy levels of the properties financed by the Fund in which the Fund continues to hold an interest at December 31, 1995:

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
 Property Name                               Location                         of Units            Occupied            Occupied
-------------------------------------        ------------------         --------------      --------------      --------------
 The Parklane                                Salt Lake City, UT                     94                  86                 91%
 Grand Villa                                 Grand Junction, CO                     46                  46                100%
 Cambridge Court                             Kearney, NE                            41                  41                100%
 Hickory Villa                               Omaha, NE                              57                  48                 84%
 Harmony Bay Apartments                      Roswell, GA                           300                 272                 91%
 Timber Cove Apartments                      Decatur, IA                           272                 237                 87%
 Meadow Brook Apartments (1)                 Amelia, OH                            168                 142                 85%
 Morrowood Townhouses (1)                    Morrow, GA                            264                 259                 98%
 Avalon Ridge                                Renton, WA                            356                 280                 79%
 Jackson Park Place                          Fresno, CA                            296                 272                 92%
                                                                        --------------      --------------      --------------
                                                                                 1,894               1,683                 89%
                                                                        ==============      ==============      ==============

(1)Property acquired in settlement of PEP.

DISTRIBUTIONS

Cash distributions paid or accrued were as follows:

                                                  For the Year Ended          For the Year Ended          For the Year Ended
                                                    Dec. 31, 1995               Dec. 31, 1994               Dec. 31, 1993
                                                ----------------------      ----------------------      ----------------------
                                                                   Per                         Per                         Per
                                                Per Unit   Certificate      Per Unit   Certificate      Per Unit   Certificate
                                                --------   -----------      --------   -----------      --------   -----------
Regular monthly distributions
 Income distributed                             $ .5708    $ 1,426.95       $ .6151    $ 1,537.88       $ .6798    $ 1,699.55
 Return of capital                                .4888      1,222.05         .4445      1,111.12         .3798        949.45
                                                --------   -----------      --------   -----------      --------   -----------
                                                $1.0596    $ 2,649.00       $1.0596    $ 2,649.00       $1.0596    $ 2,649.00
                                                ========   ===========      ========   ===========      ========   ===========
Distributions
 Paid out of current and
   prior undistributed cash flow                $1.0596    $ 2,649.00       $1.0596    $ 2,649.00       $1.0596    $ 2,649.00
                                                ========   ===========      ========   ===========      ========   ===========

Regular monthly distributions to investors consist primarily of interest and principal received on mortgage-backed securities. Additional cash for distributions is received from PEPs and other investments. The Fund may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Fund is permitted to replenish its reserves through the sale or refinancing of assets. During 1995, a net amount of $777,828 of undistributed mortgage principal payments was placed in reserves. In addition, the Fund withdrew $962,741 from reserves to purchase 110,060 Exchangeable Units (Units) during 1995. The total amount held in reserves at December 31, 1995, was $34,418,105 of which $32,839,361 was invested in GNMA and FNMA Certificates and U.S. government securities.

The Fund believes that cash provided by operating and investing activities and, if necessary, withdrawals from the Fund's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to investors. The Fund has no other internal or external sources of liquidity. Under the terms of the Pooling and Servicing agreement, the Fund is not authorized to enter into short-term or long-term debt financing arrangements or issue additional Units or Certificates to meet short-term and long-term liquidity requirements.

Asset Quality

The Fund continues to receive the full amount of monthly principal and interest payments on its GNMA and FNMA Certificates. The GNMA and FNMA Certificates are fully guaranteed as to principal and interest by GNMA and FNMA, respectively. The obligations of GNMA are backed by the full faith and credit of the United States government.

PEPs and Participating Loans, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PEPs or collateralizing the Participating Loans. It is the policy of the management of the Fund to make a periodic review of the real estate underlying the PEPs or collateralizing the Participating Loans in order to establish, when necessary, valuation reserves on investments in PEPs and Participating Loans. The allowance for losses on investments in PEPs is based on the fair value of the properties underlying the PEPs. A reserve for the Participating Loans is established for the difference between the recorded investment in the Participating Loans and the fair value of the underlying collateral.

The fair value of the properties underlying the PEPs and the collateral for the Participating Loans is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to management by an independent real estate appraisal firm based upon local market conditions for each property.
In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The allowances are periodically reviewed and adjustments are made to the allowances when there are significant changes in the estimated net realizable value of the properties underlying the PEPs or the underlying collateral for the loans.

Based on the foregoing methodology, valuations and reviews performed during 1995 indicated that the investment in PEPs and Participating Loans recorded on the balance sheet at December 31, 1995, required no adjustments to their carrying amounts.

The Parklane

The Parklane, a retirement living center located in Salt Lake City, Utah, had an average occupancy rate of 96% during 1995, compared to 99% during 1994. Cash flow from operations of the property has been sufficient to pay debt service on the first mortgage loan collateralized by the property and the Fund continues to receive timely payment of principal and interest on its GNMA Certificate. However, the Fund received no equity distributions in 1995 from the PEP interest in the limited partnership which owns this property and does not expect any distributions in 1996.

Grand Villa

Average occupancy at Grand Villa retirement living center, in Grand Junction, Colorado, was 81% during 1995, compared to 96% during 1994. During 1995, the net cash provided from the operations of the property was sufficient to pay total debt service on the mortgage loan. In addition to the GNMA payments, in 1995, the Fund received approximately $79,000 in equity distributions from its PEP interest in the partnership which owns the property. The Fund anticipates the property will continue to generate cash flow in excess of debt service in 1996.

Cambridge Court

Average occupancy at Cambridge Court retirement living center, in Kearney, Nebraska, was 96% during 1995, compared to 98% during 1994. During 1995, the net cash provided from the operations of the property was sufficient to pay total debt service on the mortgage loan. In addition to the GNMA payments, in 1995, the Fund received approximately $11,000 in equity distributions from its PEP interest in the partnership which owns the property. Cash flow from the operations of this property is expected to continue to remain sufficient to pay debt service on the mortgage loan during 1996.

Hickory Villa

Average occupancy at Hickory Villa retirement living center, in Omaha, Nebraska, was 91% during 1995, compared to 95% during 1994. Cash flow from the operations of the property was sufficient to make principal and interest payments on the mortgage loan during 1995. Cash flow from the operations of this property is expected to continue to remain sufficient to pay debt service on the mortgage loan during 1996. However, the Fund received no equity distribution from the PEP interest in the limited partnership which owns this property in 1995 and does not expect any in 1996.

Harmony Bay Apartments

Harmony Bay Apartments, in Roswell, Georgia, had an average occupancy rate of 93% during 1995, compared to 94% during 1994. The GNMA Certificate has been repaid in full, but the property partnership in which the Fund holds a PEP continues to own the property. However, the Fund received no equity distribution from the PEP interest in the limited partnership which owns this property in 1995 and does not expect any in 1996. The mortgage loan on the property went into default in 1990. However, the property partnership entered into a Provisional Workout Agreement (PWA) with HUD effective February 1, 1995. Under the terms of the PWA, the property is required to make monthly payments which increase over the term of the PWA. Monthly payments are currently $57,189 which are sufficient to pay 72% of current interest. The monthly payments increase annually at February 1 at varying amounts to $121,123 beginning February 1, 2003, at which point payments will be sufficient to pay 153% of current interest. Any funds over $85,127 remaining in the operating account are to be remitted in addition to the scheduled monthly payments. On February 1, 2004, HUD will recast the mortgage and any delinquent interest at 9.5% interest amortized over the remaining term of the mortgage, providing the mortgagor has fully complied with the terms of the PWA and HUD has determined that it is financially feasible. Under the terms of the PWA, HUD was given the option to declare the entire indebtedness due and payable at or after February 1, 2005. Effective May 8, 1995, HUD assigned the Deed of Trust to a private mortgagee. However, the property will continue to operate under the PWA. The property was in compliance with the terms of the PWA as of December 31, 1995 and expects to remain in compliance during 1996.

Timber Cove Apartments

Timber Cove Apartments, in Decatur, Illinois, had an average occupancy rate of 90% during 1995, compared to 88% during 1994. Cash flow from operations of the property has not been sufficient to make principal and interest payments and the mortgage loan on the property has been in default since 1990. The GNMA Certificate has been repaid in full, but the property partnership, in which the Fund holds a PEP continues to own the property. However, the Fund received no equity distribution from the PEP interest in the limited partnership which owns this property in 1995 and does not expect any in 1996. The property partnership is continuing negotiations with HUD concerning a potential workout agreement that would help the property reestablish its financial stability and preserve the Fund's equity position.

Meadow Brook Apartments

Meadow Brook Apartments, in Amelia, Ohio, had an average occupancy rate of 91% during 1995, compared to 87% during 1994. The GNMA Certificate has been repaid in full, but the Fund continues to own the property. The mortgage loan on the property went into default in 1990. However, the property entered into a Provisional Workout Agreement (PWA) with HUD effective March 1, 1995, in order to help the property reestablish its financial stability. Under the terms of the PWA, the Partnership is required to make monthly payments which increase over the term of the PWA. Monthly payments beginning March 1, 1995, are $24,374 which are sufficient to pay 70% of the current interest, service charges and taxes. The monthly payments increase annually at March 1 at varying amounts to $38,497 beginning March 1, 2001, at which point payments will be sufficient to pay 120% of current interest, service charge and taxes. Any funds over $30,287 remaining in the operating account are to be remitted in addition to the scheduled monthly payments. On February 28, 2004, HUD will recast any delinquent interest, principal and other charges at 9.5% interest amortized over the remaining term of the mortgage, providing the mortgagor has fully complied with the terms of the PWA and HUD has determined that it is financially feasible. Terms of the PWA also forgave past delinquencies in the reserve for replacement and accrued late fees payable of $165,775. The property was in compliance with the terms of the PWA as of December 31, 1995 and expects to remain in compliance during 1996.

Morrowood Townhouses

Morrowood Townhouses, in Morrow, Georgia, had an average occupancy rate of 96% during 1995, compared to 94% during 1994. The GNMA Certificate has been paid in full, but the Fund continues to own the property. The mortgage loan on the property went into default in 1989. However, the property entered into a Provisional Workout Agreement (PWA) with HUD effective July 1, 1994. Under the terms of the PWA, the property is required to make monthly payments which increase over the term of the PWA. Monthly payments are currently $44,118 which are sufficient to pay 92% of current interest. The monthly payments increase annually at July 1 at varying amounts to $57,430 beginning July 1, 2002, at which point payments will be sufficient to pay 120% of current interest. Additional payments are to be made monthly to reduce previous mortgage delinquencies. The payments adjust annually on July 1 and range from $1,215 to $2,350, monthly. Any funds over $51,237 remaining in the operating account are to be remitted in addition to the scheduled monthly payments. On July 1, 2003, HUD will recast any delinquent interest, principal and other charges at 9.5% interest amortized over the remaining term of the mortgage, providing the mortgagor has fully complied with the terms of the PWA and HUD has determined that it is financially feasible. Under the terms of the PWA, HUD was given the option to declare the entire indebtedness due and payable at or after July 1, 2004. Effective May 12, 1995, HUD assigned the Deed of Trust to a private mortgagee. However, the property will continue to operate under the PWA. The property was in compliance with the terms of the PWA as of December 31, 1995 and expects to remain in compliance during 1996.

Avalon Ridge

Avalon Ridge Apartments, in Renton, Washington, had an average occupancy rate of 84% during 1995 and 1994. Interest is recognized as income on the Fund's Participating Loan on a cash basis. Interest earned in 1995 was $41,157, compared to $54,904 in 1994 and was approximately $83,000 less than the amount needed to pay the base interest in 1995. An affiliate of the Fund's general partner began managing this property in September of 1994. Since that time, the property manager has implemented a plan to improve the tenant profile through more stringent tenant qualifications. In addition, management has been working to evict some of the current problem tenants. This has resulted in a higher-than-normal turnover of units. The increase in tenant turnover caused an increase of approximately $175,000 in repairs and maintenance expense and property improvements. The majority of the increase was due to expenses incurred to prepare apartment units for new rentals. In order to attract new tenants, the property manager has had to decrease rental rates which resulted in a decrease in rental income of $137,000 from 1994 to 1995. This decrease in rental income and the $175,000 increase in repairs and maintenance expenses were partially offset by a decrease of $53,000 in other operating expenses, primarily property taxes. Thus, net cash flow generated by the property, excluding interest, decreased approximately $259,000 from 1994 to 1995. Management believes that its efforts will improve future operating results of the property.

Jackson Park Place

Jackson Park Place Apartments, in Fresno, California, had an average occupancy rate of 96% during 1995, compared to 95% during 1994. As a result, net cash flow, excluding interest, in 1995 increased by approximately $14,000, compared to 1994. Interest of $210,000 earned on the Fund's Participating Loan in 1995 and 1994 represents the full amount of base interest due for the respective year. No contingent interest was earned in 1995 or 1994 and none is expected in 1996.

Results of Operations

The Fund ended its ninth full year of operations on December 31, 1995. The table below compares the results of operations for each year shown.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Mortgage and mortgage-backed securities income                          $    3,398,068      $    3,488,646      $    4,035,182
Equity in earnings of property partnerships                                    148,589             203,318             285,208
Rental income                                                                2,334,465           2,268,649           2,189,546
Interest income on participating loans                                         251,157             264,904             268,633
Interest income on temporary cash investments
 and U.S. government securities                                                408,645             374,521             284,652
                                                                        --------------      --------------      --------------
                                                                             6,540,924           6,600,038           7,063,221
                                                                        --------------      --------------      --------------
General and administrative expenses                                            834,594             647,772             785,128
Real estate operating expenses                                               1,155,052           1,044,385           1,116,833
Depreciation                                                                   337,598             502,358             463,046
Interest expense                                                               841,815             721,906             609,667
                                                                        --------------      --------------      --------------
                                                                             3,169,059           2,916,421           2,974,674
                                                                        --------------      --------------      --------------
Net income                                                              $    3,371,865      $    3,683,617      $    4,088,547
                                                                        ==============      ==============      ==============

                                                                              Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                             From 1994           From 1993
                                                                        --------------      --------------
Mortgage and mortgage-backed securities income                         $       (90,578)    $      (546,536)
Equity in earnings of property partnerships                                    (54,729)            (81,890)
Rental income                                                                   65,816              79,103
Interest income on participating loans                                         (13,747)             (3,729)
Interest income on temporary cash investments
 and U.S. government securities                                                 34,124              89,869
                                                                        --------------      --------------
                                                                               (59,114)           (463,183)
                                                                        --------------      --------------
General and administrative expenses                                            186,822            (137,356)
Real estate operating expenses                                                 110,667             (72,448)
Depreciation                                                                  (164,760)             39,312
Interest expense                                                               119,909             112,239
                                                                        --------------      --------------
                                                                               252,638             (58,253)
                                                                        --------------      --------------
Net income                                                              $     (311,752)     $     (404,930)
                                                                        ==============      ==============

The decrease in mortgage and mortgage-backed securities income of $90,578 from 1994 to 1995 is a result of the continued amortization of the principal balances of the GNMA and FNMA Certificates resulting in a decrease in such income of approximately $322,600 during 1995. The decrease during 1995 was partially offset by the acquisition of additional GNMA Certificates by the Fund during June 1994, which added approximately $232,000 of such income during 1995. The decrease in mortgage and mortgage-backed securities income of $546,536 from 1993 to 1994 was a result of a $1,390,000 decrease due to the continued amortization of the principal balances of the GNMA and FNMA Certificates which was offset by an $843,000 increase in interest attributable to the purchase of GNMA and FNMA Certificates during July 1993, December 1993 and June 1994.

Equity in earnings of property partnerships is a function of the cash flow received by the Fund from its PEP interests in the operating partnerships which own certain of the properties as well as the Fund's allocable share of earnings generated by these properties. Because of an overall decrease in the cash flow received by the Fund from these properties, equity in earnings of property partnerships decreased by $54,729 from 1994 to 1995, primarily due to a decrease in the occupancy of Grand Villa. Equity in earnings of property partnerships decreased by $81,890 from 1993 to 1994 due to a decrease in cash flow from the property partnerships. See discussion of the properties in which the Fund holds a PEP in the Asset Quality Section for additional information.

The decreases in interest income on participating loans from 1994 to 1995 and 1993 to 1994 are attributable to the Fund recording income on the Avalon Ridge property when it is received. The rate of interest received, which is lower than the base interest rate, fluctuates with the cash flow generated by this property. See discussion of this property in the Asset Quality section for additional information.

The increase in interest income on temporary cash investments of $34,124 from 1994 to 1995 and $89,869 from 1993 to 1994 is attributable to additional cash available for investment resulting from the receipt of principal payments on GNMA Certificates backed by pools of single family properties. Principal payments have exceeded normal amortization because of increased prepayments of the underlying mortgages.

Rental income, net of real estate operating expenses and depreciation, from the properties acquired by the Fund in settlement of PEPs increased by approximately $120,000 in 1995 and $112,000 in 1994. The increase from 1994 to 1995 is due to an increase in rental income resulting from overall higher average occupancy and rental rate increases which was partially offset by an increase in real estate operating expenses. The increase in net rental income from 1993 to 1994 was due to an increase in rental income resulting from higher average occupancy and rental rate increases and a decrease in operating expenses, primarily property improvements. The increases in net rental income in 1995 and 1994 were entirely offset by increases in interest paid by the Fund on the mortgage loans it has assumed on these properties. Since interest is paid only to the extent of available cash flow from these properties, the Fund records additional interest expense as such cash flow increases.

General and administrative expenses increased by $186,822 from 1994 to 1995 due to increases in: (i) salaries and related expenses of approximately $129,000; (ii) administrative fees of approximately $30,000 paid by the Fund to the general partner since the PEPs did not generate sufficient cash flow to pay the full amount; (iii) legal and accounting fees of approximately $28,000;
(iv) insurance expense of approximately $10,000; and (v) other expenses of approximately $6,000. These increases were partially offset by a decrease of approximately $16,000 in printing and investor servicing expenses.

General and administrative expenses decreased $137,356 from 1993 to 1994 due to decreases in: (i) administrative fees of approximately $58,000 paid to the general partner; (ii) salaries and related expenses of approximately $52,000;
(iii) printing fees of approximately $19,000; (iv) legal and accounting fees of approximately $11,000; and (v) other expenses or approximately $6,000. These decreases were partially offset by an increase of approximately $9,000 in insurance expense.

     Item 8. Financial Statements and Supplementary Data. The Combined Financial Statements and supporting schedules of the Registrants are set forth in Item 14 hereof and are incorporated herein by reference.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Registrants' independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1995 and 1994.

                                   PART III

   Item 10. Directors and Executive Officers of Registrants. The Registrants have no managers or officers. Management of the Fund consists of the Partnership which is the managing general partner of the Fund. Management of the Partnership consists of the general partner of the Partnership, America First Capital Associates Limited Partnership Three ("AFCA") and its general partner, America First Companies L.L.C. The following individuals are the managers and officers of America First Companies L.L.C, and each serves for a term of one year.

Name	                       Position Held			                Position Held Since
-----------------------     ----------------------------    -------------------

Michael B. Yanney           Chairman of the Board,	                1987
                    	         President, Chief Executive
                    	         Officer and Manager
Michael Thesing	            Vice President, Secretary,	            1987
                    	         Treasurer and Manager
William S. Carter, M.D.  	  Manager	                               1994
George Kubat	               Manager	                               1994
Martin Massengale	          Manager	                               1994
Alan Baer	                  Manager	                               1994
Gail Walling Yanney	        Manager	                               1996

     Michael B. Yanney, 62, is the Chairman and President of America First Companies L.L.C. From 1977 until the organization of the first such fund in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (subsequently merged into FirsTier Financial, Inc.), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, MFS Communications Company, Inc., Lozier Corporation, Mid-America Apartment Communities, Inc., and PKS Information Services, Inc.

     Michael Thesing, 41, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984. From January 1984 until July 1984, he was employed by various companies controlled by Mr. Yanney. He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

     William S. Carter, M.D., 69, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

     George Kubat, 50, is the President and Chief Executive Officer of
Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992.

     Martin Massengale, 62, is the President Emeritus of the University of Nebraska. Prior to becoming President in 1991, he served as Interim President from August 1989, as Chancellor of the University of Nebraska Lincoln from June 1981 through December 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company.

     Alan Baer, 73, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska. He is also Chairman of Lancer Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security Systems, Inc. and several other businesses. Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which was, until its acquisition, one of the larger retailers in the Midwest. Mr. Baer has also owned and served on the board of directors of several banks in Nebraska and Illinois.

     Gail Walling Yanney, 60, is a retired physician. Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson Foundation until October of 1995. In addition, she is a former director of FirsTier Bank, N.A., Omaha. Ms. Yanney is the wife of Michael Yanney.

     Item 11. Executive Compensation. Neither the Registrants nor AFCA has any directors or officers. None of the managers or executive officers of America First Companies L.L.C. (the general partner of AFCA) receives compensation from the Registrants and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Fund to AFCA pursuant to the terms of its pooling and servicing agreement during the year ending December 31, 1995, is described in Note 9 of the Notes to Combined Financial Statements filed in response to Item 8 hereof.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) No person is known by Registrants to own beneficially more than 5% of the Units. One hundred percent of the Certificates are owned by National Bank of Detroit as trustee for the K Mart Corporation Employee Welfare Benefit Plan, 611 Woodward Avenue, Detroit, Michigan 48232.

     (b)	William S. Carter, M.D. owns 3,500 units.  No other manager or officer of America First Companies L.L.C. and no partner of AFCA owns any Certificates or Units.

     (c)	LB I Group, Inc. is the special limited partner of AFCA, with the right to become the managing general partner of AFCA, or to designate another corporation or other entity as the managing general partner, upon the happening of any of the following events: (1) the commission of any act which, in the opinion of LB I Group, Inc., constitutes negligence, misfeasance or breach of fiduciary duty on the part of the managing general partner, (2) the dissolution, insolvency or bankruptcy of the managing general partner or the occurrence of such other events which cause the managing general partner to cease to be a general partner under Delaware law, or (3) the happening of an event which results in the change in control of the managing general partner whether by operation of law or otherwise.

     There exists no other arrangement known to the Registrants, the operation of which may at any subsequent date result in a change in control of the Registrants.

     Item 13. Certain Relationships and Related Transactions. The general partner of the Registrants is AFCA and the sole general partner of AFCA is America First Companies L.L.C.

     Except as described herein, neither Registrant is a party to any transaction or proposed transaction with AFCA, America First Companies L.L.C. or with any person who is (i) a director or executive officer of America First Companies L.L.C. or any general partner of AFCA, (ii) a nominee for election as a director of America First Companies L.L.C, (iii) an owner of more than 5% of the Units or Certificates or (iv) a member of the immediate family of any of the foregoing persons.

     During 1995, the Registrants paid or reimbursed AFCA or America First
Companies L.L.C. $582,010 for certain costs and expenses incurred in connection with the operation of the Registrants, including legal and accounting fees and investor communication costs, such as printing and mailing charges.  See Note 9 to Notes to Combined Financial Statements filed in
response to Item 8 hereof for a description of these costs and expenses. 	AFCA
is entitled to an annual administrative fee equal to .35% of the Fund's outstanding investments which is paid by the Fund to the extent such amounts are not paid by property owners.  AFCA earned $248,129 in such administrative fees during 1995, and of such amount, the Fund paid $215,033.

     An affiliate of AFCA has been retained to provide property management services for Morrowood Townhouses, Avalon Ridge and Harmony Bay Apartments. The fees for services provided represent the lower of: (i) costs incurred in providing management of the property; or, (ii) customary fees for such services determined on a competitive basis. Total fees amounted to $155,167 in 1995.

                                   PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a) The following documents are filed as part of this report:

     1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

   		Independent Accountants' Report dated March 26, 1996.

     Combined Balance Sheets of Registrants as of December 31, 1995, and December 31, 1994.

     Combined Statements of Income of Registrants for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

     Combined Statements of Partners' Capital of Registrants for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

     Combined Statements of Cash Flows of Registrants for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

		   Notes to Combined Financial Statements of Registrants.

     2.	Financial Statement Schedules.  The information required to be set forth in the financial statement schedules is shown in the Notes to Combined Financial Statements filed in response to Item 8 hereof.

     3.	Exhibits.  The following exhibits were filed as required by Item 14(c)
of this report. Exhibit numbers refer to the paragraph numbers under Rule 601 of Regulation S-K:

     3(a).	Articles of Incorporation and Bylaws of America First Fiduciary
Corporation Number Six (incorporated herein by reference to Form 10-K dated December 31, 1987, filed pursuant to Section 13 of the Securities Exchange Act of 1934 by America First Participating/Preferred Equity Mortgage Fund Limited Partnership (Commission File No. 0-15854)).

     3(b).	Articles of Incorporation and Bylaws of America First Fiduciary
Corporation Number Seven (incorporated herein by reference to Form 10-K, dated December 31, 1987, filed pursuant to Section 13 of the Securities Exchange Act of 1934 by America First Participating/Preferred Equity Mortgage Fund (Commission File No. 0-15665)).

     4(a).	Agreement of Limited Partnership dated November 20, 1986,
(incorporated herein by reference to Form 10-K dated December 31, 1986, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Participating/Preferred Equity Mortgage Fund Limited Partnership (Commission File No. 0-15854)).

     4(b).	Form of Certificate of Exchangeable Unit (incorporated by reference to Form S-11 Registration Statement filed February 24, 1986, with the
Securities and Exchange Commission by America First Participating/Preferred
Equity Mortgage Fund Limited Partnership (Commission File No. 33-3566)).

     4(c).	Pooling and Servicing Agreement dated November 20, 1986, (including as an exhibit thereto the Form of Exchangeable Passthrough Certificate)
(incorporated herein by reference to Form 10-K dated December 31, 1986, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by
America First Participating/Preferred Equity Mortgage Fund (Commission File
No. 0-15665)).

     10(a).	$18,667,000 Deed of Trust Note, dated December 1, 1987, of Casa
Sandoval Investors, a California Limited Partnership (incorporated by reference to Form 10-K dated December 31, 1987, filed pursuant to Section 13 of the Securities Exchange Act of 1934 by America First Participating/Preferred Equity Mortgage Fund (Commission File No. 0-15665)).

     10(b).	Deed of Trust, dated December 1, 1987, of Casa Sandoval Investors, a California Limited Partnership (incorporated by reference to Form 10-K dated December 31, 1987, filed pursuant to Section 13 of the Securities Exchange Act of 1934 by America First Participating/Preferred Equity Mortgage Fund
(Commission File No. 0-15665)).

     10(c).	Assignment of Mortgage Loan and Related Documents, dated December
1, 1987, from America First Mortgage Corp. to FirsTier Bank, National
Association as custodian for the Registrant (incorporated by reference to Form 10-K dated December 31, 1987, filed pursuant to Section 13 of the Securities Exchange Act of 1934 by America First Participating/Preferred Equity Mortgage Fund (Commission File No. 0-15665)).

24.	Power of Attorney.

     (b)	The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
America First Participating/Preferred Equity Mortgage Fund and
America First Participating/Preferred Equity Mortgage Fund Limited Partnership:

We have audited the accompanying combined balance sheets of America First Participating/Preferred Equity Mortgage Fund and America First Participating/Preferred Equity Mortgage Fund Limited Partnership as of December 31, 1995 and 1994, and the related combined statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These combined financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of America First Participating/Preferred Equity Mortgage Fund and America First Participating/Preferred Equity Mortgage Fund Limited Partnership as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





Omaha, Nebraska	       						            Coopers & Lybrand L.L.P.
March 26, 1996

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED BALANCE SHEETS

                                                                                             Dec. 31, 1995       Dec. 31, 1994
                                                                                            --------------      --------------
Assets
 Cash and temporary cash investments, at cost which approximates market value               $    2,573,156      $    7,806,496
 Investment in U.S. government securities (Note 8)                                               5,025,000                -
 Investment in mortgage-backed securities (Note 4)                                              43,103,240          45,810,512
 Investment in preferred equity participations (PEPs), net of valuation allowance (Note 5)         325,517             449,510
 Investment in real estate (Note 6)                                                              6,668,864           6,970,972
 Investment in participating loans, net of valuation allowance (Note 7)                          2,960,000           2,960,000
 Interest receivable                                                                               374,487             359,225
 Investment evaluation fees, net                                                                   610,477             633,515
 Other assets                                                                                    2,925,362           2,842,951
                                                                                            --------------      --------------
                                                                                            $   64,566,103      $   67,833,181
                                                                                            ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 9)                                                                 $      316,778     $       551,365
  Distributions payable (Note 3)                                                                 1,029,143           1,048,974
  Mortgage notes payable (Note 10)                                                               9,614,760           9,614,760
                                                                                            --------------      --------------
                                                                                                10,960,681          11,215,099
                                                                                            --------------      --------------
 Partners' Capital
  General Partner                                                                                      100                 100
  Passthrough Certificate Holder ($23,060 per certificate in 1995 and $23,901 in 1994)           2,305,965           2,390,147
  Exchangeable Unit Holders ($9.22 per unit in 1995 and $9.56 in 1994)                          51,299,357          54,227,835
                                                                                            --------------      --------------
                                                                                                53,605,422          56,618,082
                                                                                            --------------      --------------
                                                                                            $   64,566,103      $   67,833,181
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED STATEMENTS OF INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Income
 Mortgage and mortgage-backed securities income (Note 4)                $    3,398,068      $    3,488,646      $    4,035,182
 Equity in earnings of property partnerships (Note 5)                          148,589             203,318             285,208
 Rental income                                                               2,334,465           2,268,649           2,189,546
 Interest income on participating loans (Note 7)                               251,157             264,904             268,633
 Interest income on temporary cash investments
  and U.S. government securities                                               408,645             374,521             284,652
                                                                        --------------      --------------      --------------
                                                                             6,540,924           6,600,038           7,063,221
                                                                        --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 9)                                  834,594             647,772             785,128
 Real estate operating expenses                                              1,155,052           1,044,385           1,116,833
 Depreciation                                                                  337,598             502,358             463,046
 Interest expense                                                              841,815             721,906             609,667
                                                                        --------------      --------------      --------------
                                                                             3,169,059           2,916,421           2,974,674
                                                                        --------------      --------------      --------------
Net income                                                              $    3,371,865      $    3,683,617      $    4,088,547
                                                                        ==============      ==============      ==============
Net income allocated to:
 General Partner                                                        $       34,064      $       40,484      $       62,434
 Exchangeable Unit Holders                                                   3,195,130           3,489,345           3,856,158
 Passthrough Certificate Holder                                                142,671             153,788             169,955
                                                                        --------------      --------------      --------------
                                                                        $    3,371,865      $    3,683,617      $    4,088,547
                                                                        ==============      ==============      ==============
Net income per exchangeable unit                                        $          .57      $          .62      $          .68
                                                                        ==============      ==============      ==============
Net income per passthrough certificate                                  $     1,426.95      $     1,537.88      $     1,699.55
                                                                        ==============      ==============      ==============
Weighted average number of units outstanding                                 5,597,771           5,672,327           5,672,327
                                                                        ==============      ==============      ==============
Weighted average number of certificates outstanding                                100                 100                 100
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1992, TO DECEMBER 31, 1995

                                                          Passthrough Certificate         Exchangeable Unit
                                                                   Holders                     Holders
                                                         --------------------------   -------------------------
                                               General           # of
                                               Partner   Certificates        Amount   # of Units         Amount          Total
                                              --------   ------------  ------------   ----------   ------------   ------------
Partners' Capital (excluding net unrealized
    holding gains)
 Balance at December 31, 1992                 $    100            100  $  2,596,205    5,672,327   $ 58,903,126   $ 61,499,431
 Net income                                     62,434             -        169,955         -         3,856,158      4,088,547
 Cash distributions paid or accrued (Note 3)   (62,434)            -       (264,901)        -        (6,010,397)    (6,337,732)
                                              --------   ------------  ------------   ----------   ------------   ------------
 Balance at December 31, 1993                      100            100     2,501,259    5,672,327     56,748,887     59,250,246
 Net income                                     40,484             -        153,788         -         3,489,345      3,683,617
 Cash distributions paid or accrued (Note 3)   (40,484)            -       (264,900)        -        (6,010,397)    (6,315,781)
                                              --------   ------------  ------------   ----------   ------------   ------------
 Balance at December 31, 1994                      100            100     2,390,147    5,672,327     54,227,835     56,618,082
 Net income                                     34,064             -        142,671         -         3,195,130      3,371,865
 Cash distributions paid or accrued (Note 3)   (34,064)            -       (264,900)        -        (5,931,398)    (6,230,362)
 Purchase of 110,060 units (Note 8)               -                -          3,268     (110,060)      (966,009)      (962,741)
                                              --------   ------------  ------------   ----------   ------------   ------------
                                                   100            100     2,271,186    5,562,267     50,525,558     52,796,844
                                              --------   ------------  ------------   ----------   ------------   ------------
Net unrealized holding gains
 Balance at December 31, 1994                     -                -           -            -              -              -
 Net change                                       -                -         34,779         -           773,799        808,578
                                              --------   ------------  ------------   ----------   ------------   ------------
                                                  -                -         34,779         -           773,799        808,578
                                              --------   ------------  ------------   ----------   ------------   ------------
Balance at December 31, 1995                  $    100            100  $  2,305,965    5,562,267   $ 51,299,357   $ 53,605,422
                                              ========   ============  ============   ==========   ============   ============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Cash flows from operating activities
 Net income                                                             $    3,371,865      $    3,683,617      $    4,088,547
 Adjustments to reconcile net income to
  net cash from operating activities:
   Equity in earnings of property partnerships                                (148,589)           (203,318)           (285,208)
   Depreciation                                                                337,598             502,358             463,046
   Amortization of discount on mortgage-backed and
    U.S. government securities                                                 (72,975)            (39,831)            (56,043)
   Decrease (increase) in interest receivable                                  (15,262)             26,369              29,060
   Amortization of investment evaluation fees                                   23,038              23,036              23,037
   Increase in other assets                                                    (82,411)           (684,541)           (144,890)
   Increase (decrease) in accounts payable                                    (234,587)              1,149             119,519
                                                                        --------------      --------------      --------------
  Net cash provided by operating activities                                  3,178,677           3,308,839           4,237,068
                                                                        --------------      --------------      --------------
Cash flows from investing activities
 Acquisition of U.S. government securities                                  (4,937,891)               -                   -
 Mortgage principal payments received                                        3,512,331           8,980,410          15,621,198
 Acquisition of mortgage-backed securities                                     (10,615)         (7,899,397)        (12,003,730)
 Distributions received from PEPs                                              272,582             222,984             278,798
 Investment in real estate                                                     (35,490)               -                   -
                                                                        --------------      --------------      --------------
  Net cash provided by (used in) investing activities                       (1,199,083)          1,303,997           3,896,266
                                                                        --------------      --------------      --------------
Cash flows from financing activities
 Purchase of Units                                                            (962,741)               -                   -

 Distributions paid                                                         (6,250,193)         (5,846,414)         (6,281,066)
                                                                        --------------      --------------      --------------
  Net cash used in financing activities                                     (7,212,934)         (5,846,414)         (6,281,066)
                                                                        --------------      --------------      --------------
Net increase (decrease) in cash and temporary cash investments              (5,233,340)         (1,233,578)          1,852,268
Cash and temporary cash investments at beginning of year                     7,806,496           9,040,074           7,187,806
                                                                        --------------      --------------      --------------
Cash and temporary cash investments at end of year                      $    2,573,156      $    7,806,496      $    9,040,074
                                                                        ==============      ==============      ==============
Supplemental disclosure of cash flow information
  Cash paid during the period for interest                              $      841,815      $      721,906      $      609,667
                                                                        ==============      ==============      ==============
The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1995

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

2. Summary of Significant Accounting Policies

 A)Method of Accounting
   The financial statements include the combined statements of the Fund and the Partnership. The combined financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 B)Investments in Mortgage-Backed Securities, U.S. Government Securities and Participating Loans

   On January 1, 1994, the Fund adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). FAS 115 requires that investment securities be classified as held-to-maturity, available-for-sale, or trading. Under FAS 115, investments classified as held-to-maturity are carried at amortized cost. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Fund does not have investment securities classified as trading. FAS 115 had no impact to partners' capital or earnings prior to June 30, 1995, since all investment securities were classified as held-to-maturity. As described in Note 4, on June 30, 1995, the Fund reclassified certain investment securities from the held-to-maturity category to the available-for-sale category.

  	The investment in Participating Loans is recorded at cost and reduced by principal payments received. Participating Loans are not insured or guaranteed. The value of these investments is a function of the value of the real estate collateralizing the Participating Loans. Interest income on Participating Loans is excluded from income when, in the opinion of management, collection of such interest is doubtful. This interest is recognized as income when it is received.

 C)Investment in Preferred Equity Participations (PEPs)

  	The investment in PEPs consist of interests in limited partnerships which own the properties underlying the mortgage-backed securities and are accounted for using the equity method. PEPs are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PEPs.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1995

D)Allowance for Losses on Investment in PEPs and Participating Loans

 	The allowance for losses on investments in PEPs is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on investments in PEPs.  The allowance is based on the fair value of the properties underlying the PEPs.

  The allowance for losses on Participating Loans is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on outstanding loans. Reserves are established for loans which management considers impaired. Loans are considered impaired when it is probable that the Fund will be unable to collect amounts due according to the contractual terms of the loan agreements. Based on this analysis, all loans were considered impaired at December 31, 1995. A reserve is established for the difference between the recorded investment in the Participating Loans and the fair value of the underlying collateral.

  The fair value of the properties underlying the PEPs and the collateral for the Participating Loans is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to management by an independent real estate appraisal firm based upon local market conditions for each property.
  In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The allowances are periodically reviewed and adjustments are made to the allowances when there are significant changes in the estimated net realizable value of the properties underlying the PEPs or the underlying collateral for the loans.

E)Investment in Real Estate

 	The investment in real estate is recorded at the lower of cost or estimated
	 net realizable value at the date of acquisition.

F)Depreciation

 	Depreciation of real estate acquired in settlement of PEPs is based on the estimated useful life of the properties (ranging from 6 to 27 1/2 years) using the straight-line method.

G)Income Taxes

 	No provision has been made for income taxes since each Exchangeable Unit
	 Holder or Passthrough Certificate Holder is required to report their share
	 of the Partnership's or Fund's income for federal and state income tax
	 purposes.  The reported amounts of the Fund's assets and liabilities exceeded the tax basis by $5,956,079 and $10,394,969 at December 31, 1995, and December 31, 1994, respectively.

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

J)Net Income Per Exchangeable Unit and Passthrough Certificate

	 Net income per Exchangeable Unit and Passthrough Certificate is allocated
	 based on the weighted average number of exchangeable units and passthrough
	 certificates outstanding during each year presented.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1995

K)New Accounting Pronouncement

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other things, this Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The Partnership plans to adopt this Statement in 1996 and anticipates that the adoption of this Statement will not have a material impact on the combined financial statements.

3. Partnership Income, Expenses and Cash Distributions

The Partnership Agreement and the Pooling and Servicing Agreement contain provisions for distributing the cash available for distribution and for the allocation of income and expenses for tax purposes among AFCA 3 and investors.

Income and expenses are allocated to each investor on a monthly basis based on the number of exchangeable units or passthrough certificates held by each investor as of the last day of the month for which such allocation is to be made.

Net income from operations will generally be allocated between investors and AFCA 3 in accordance with cash distributions from regular monthly payments on investments. Net income arising from sale or refinancing proceeds will generally be allocated first to AFCA 3 in an amount equal to the sale or refinancing proceeds distributed to AFCA 3 and the balance will be allocated to the investors. Net income arising from both operations and sale or refinancing proceeds, however, may be specially allocated to AFCA 3 to the extent that prior allocations of net income from sale or refinancing proceeds are insufficient to match distributions arising from sale or refinancing proceeds. Net losses, for tax purposes, will be allocated 99% to investors and 1% to AFCA 3.

Cash distributions representing return of capital (other than sale or refinancing proceeds) are allocated 100% to investors. Cash distributions representing income (other than sale or refinancing proceeds) from investments during each distribution period are allocated in the following order of priority: (i) 99% to investors and 1% to AFCA 3 until investors receive from all sources a cumulative noncompounded return of 9% per annum on their adjusted capital contributions; (ii) 90% to investors and 10% to AFCA 3 until investors receive from all sources a cumulative noncompounded return of 11% per annum on their adjusted capital contributions; and thereafter, (iii) 95% to investors and 5% to AFCA 3.

Cash distributions representing sale or refinancing proceeds are allocated in the following order of priority: (i) 100% to investors until investors receive aggregate cash distributions from all sources equal to a full return of investment; (ii) 99% to investors and 1% to AFCA 3 until investors have received from all sources a full return of investment plus a cumulative noncompounded return of 9% per annum on their adjusted capital contributions;
(iii) 90% to investors and 10% to AFCA 3 until investors have received from all sources a full return of investment plus a cumulative noncompounded return of 11% per annum on their adjusted capital contributions; and thereafter, (iv) 95% to investors and 5% to AFCA 3.

Cash distributions are presently made on a monthly basis but may be made quarterly if AFCA 3 so elects. The cash distributions included in the combined financial statements represent the actual cash distributions made during each year and the cash distributions accrued at the end of each year.

4. Investment in Mortgage-Backed Securities

The mortgage-backed securities held by the Partnership represent Government National Mortgage Association (GNMA) Certificates and Federal National
Mortgage Association (FNMA) Certificates. The GNMA Certificates are backed by first mortgage loans on multifamily residential properties and pools of single-family properties. The FNMA Certificates are backed by pools of single-family properties. The GNMA Certificates are debt securities issued by a private

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1995

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

At December 31, 1995, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $15,288,879, $529,439 and $15,818,318, respectively.

At December 31, 1994, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of held-to-maturity securities were $45,810,512, $155,875, $1,547,616 and
$44,418,771, respectively.

Descriptions of the Fund's mortgage-backed securities at December 31, 1995, are as follows:

                                                                                                                      Income
                                                          Number  Interest         Maturity      Carrying             Earned
Type of Security and Name            Location           of Units      Rate             Date        Amount            in 1995
----------------------------------   ------------------ --------  --------     ------------  ------------       ------------
Held-to-Maturity
 GNMA Certificates:
  The Parklane                       Salt Lake City, UT      94     9.25%        03/15/2029  $  6,421,567       $    595,119
  Grand Villa                        Grand Junction, CO      46     9.25%        03/15/2029     2,000,362             92,691 (3)
  Cambridge Court                    Kearney, NE             41     9.25%        02/15/2029     1,951,783             90,442 (3)
  Hickory Villa                      Omaha, NE               57     9.25%        02/15/2029     2,526,874            234,182
  Pools of single-family properties                                 9.58% (1)          2017     2,337,957            255,032
  Pools of single-family properties                                 9.62% (1)  2016 to 2017        50,336              5,513
                                                                                             ------------       ------------
                                                                                               15,288,879          1,272,979
                                                                                             ------------       ------------
Available-for-Sale
 GNMA Certificates:
  Pools of single-family properties                                 8.56% (1)  2016 to 2020     3,393,641 (2)        305,590
  Pools of single-family properties                                 9.30% (1)          2021     1,953,202 (2)        215,864
  Pools of single-family properties                                 8.76% (1)          2021     1,296,052 (2)        123,039
  Pools of single-family properties                                 8.76% (1)          2021       596,682 (2)         61,118
  Pools of single-family properties                                 8.25% (1)  2021 to 2022     2,811,962 (2)        223,450
  Pools of single-family properties                                 6.50% (1)          2023     4,629,795 (2)        311,895
  Pools of single-family properties                                 6.03% (1)          2008     2,582,943 (2)        162,919
  Pools of single-family properties                                 7.13% (1)          2009     7,216,934 (2)        527,688
 FNMA Certificates:
  Pools of single-family properties                                 5.52% (1)          2000     3,333,150 (2)        193,526
                                                                                             ------------       ------------
                                                                                               27,814,361          2,125,089
                                                                                             ------------       ------------
Balance at December 31, 1995                                                                 $ 43,103,240       $  3,398,068
                                                                                             ============       ============

(1)Represents yield to the Fund.
(2)Reserve account asset - see Note 8.
(3)Mortgage income has been reduced due to the elimination of the Fund's share of interest received from the PEP partnerships.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1995

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Reconciliation of the carrying amount of the mortgage-backed securities is as follows:
Balance at beginning of year                                            $   45,810,512      $   46,851,694      $   50,413,119
 Additions
  Acquisition of mortgage-backed securities                                     10,615           7,899,397          12,003,730
  Amortization of discount on mortgage-backed securities                        26,726              39,831              56,043
  Net unrealized holding gains on available-for-sale securities                767,718                -                   -
 Deduction
  Mortgage principal payments received                                      (3,512,331)         (8,980,410)        (15,621,198)
                                                                        --------------      --------------      --------------
Balance at end of year                                                  $   43,103,240      $   45,810,512      $   46,851,694
                                                                        ==============      ==============      ==============

5. Investment in Preferred Equity Participations (PEPs)

The PEPs consist of interests in limited partnerships which own properties financed by the Fund. The limited partnership agreements provide for a participation in the net cash flow and net sale or refinancing proceeds of the properties subject to various priority payments.

Descriptions of the PEPs held at December 31, 1995, are as follows:

                                                                                                                     Equity in
                                                                                                                      Earnings
                                                                                                    Amount         of Property
Name                       Location               Partnership Name                                 of PEPs        Partnerships
----------------------     ------------------     --------------------------------------    --------------      --------------
Harmony Bay Apartments     Roswell, GA            Harmony Bay Associates, Ltd.              $      887,388      $         -
Timber Cove Apartments     Decatur, IL            Timber Cove Associates                            50,019                -
Grand Villa                Grand Junction, CO     Stazier Associates Grand Junction Ltd.           214,523              57,689
Cambridge Court            Kearney, NE            Stazier Associates Kearney Ltd.                  127,855              90,900
Hickory Villa              Omaha, NE              Stazier Associates Omaha Ltd.                       -                   -
The Parklane               Salt Lake City, UT     Congregate Care Company                             -                   -
                                                                                            --------------      --------------
                                                                                                 1,279,785      $      148,589
Less valuation allowance                                                                          (954,268)     ==============
                                                                                            --------------
Balance at December 31, 1995                                                                $      325,517
                                                                                            ==============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1995

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Reconciliation of the carrying amount of the PEPs is as follows:
Balance at beginning of year                                            $    4,203,793      $    4,223,459      $    4,217,049
 Addition
  Equity in earnings of property partnerships                                  148,589             203,318             285,208
 Deductions
  Distributions received from PEPs                                            (272,582)           (222,984)           (278,798)
  Write-offs (1)                                                            (2,800,015)               -                   -
                                                                        --------------      --------------      --------------
Balance at end of year                                                  $    1,279,785      $    4,203,793      $    4,223,459
                                                                        ==============      ==============      ==============
The following summarizes the activity in the valuation allowance:
Balance at beginning of year                                            $    3,754,283      $    3,754,283      $    3,754,283
 Write-offs (1)                                                             (2,800,015)               -                   -
                                                                        --------------      --------------      --------------
Balance at end of year                                                  $      954,268      $    3,754,283      $    3,754,283
                                                                        ==============      ==============      ==============

(1)The Fund no longer holds a PEP investment in Casa Sandoval or the Villages at Moonraker. During 1995, Casa Sandoval was sold at a foreclosure auction and the Fund withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker. Therefore, the valuation allowance previously established for the full amount of these PEP investments was written off.

                                                                                  1995                1994                1993
                                                                        --------------      --------------      --------------
Combined condensed financial information for the PEPs is as follows:
Assets
 Real estate                                                            $   21,764,899      $   51,438,474      $   51,205,777
 Restricted deposits and funded reserves                                       644,429           2,021,659             742,886
 Other assets                                                                2,614,643           3,417,931           7,936,506
                                                                        --------------      --------------      --------------
                                                                        $   25,023,971      $   56,878,064      $   59,885,169
                                                                        ==============      ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Mortgage and notes payable                                            $   28,582,989      $   58,841,803     $    61,343,441
  Other liabilities                                                          3,753,136          12,637,370           5,942,192
 Partners' Capital (Deficit)
  General Partners                                                          (7,134,537)        (17,494,365)        (10,352,799)
  Limited Partners
   Other                                                                    (1,457,402)         (1,310,537)         (1,271,124)
   America First Participating/Preferred Equity Mortgage Fund                1,279,785           4,203,793           4,223,459
                                                                        --------------      --------------      --------------
                                                                        $   25,023,971      $   56,878,064      $   59,885,169
                                                                        ==============      ==============      ==============

                                                                                  1995                1994                1993
                                                                        --------------      --------------      --------------
Rental income                                                           $   10,009,582      $   13,591,876      $   10,882,195
                                                                        ==============      ==============      ==============
Combined results of operations                                          $   (1,413,339)     $   (3,638,218)     $   (5,266,230)
                                                                        ==============      ==============      ==============
Equity in earnings of property partnerships                             $      148,589      $      203,318      $      285,208
                                                                        ==============      ==============      ==============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1995

6. Real Estate Acquired in Settlement of PEPs

The rental income and real estate operating, interest and depreciation expenses of the properties owned by the Fund have been consolidated with the Fund's operations and are reflected in the combined financial statements.

Real estate acquired in settlement of PEPs is comprised of the following multifamily housing properties:

                                                                                                  Carrying            Carrying
                                                                   Number                         Value at            Value at
Name                                Location                     of Units                    Dec. 31, 1995       Dec. 31, 1994
--------------------------          ------------------           --------                   --------------      --------------
Meadow Brook Apartments             Amelia, OH                        168                   $    3,470,774      $    3,470,774
Morrowood Townhouses                Morrow, GA                        264                        6,001,956           5,966,466
                                                                                            --------------      --------------
                                                                                            $    9,472,730      $    9,437,240
Less accumulated depreciation                                                                   (2,803,866)         (2,466,268)
                                                                                            --------------      --------------
                                                                                            $    6,668,864      $    6,970,972
                                                                                            ==============      ==============

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
Reconciliation of the carrying value of the
 real estate held is as follows:
Balance at beginning of year                                            $    6,970,972      $    7,473,330      $    7,936,376
 Investment in real estate                                                      35,490                -                   -
 Depreciation                                                                 (337,598)           (502,358)           (463,046)
                                                                        --------------      --------------      --------------
Balance at end of year                                                  $    6,668,864      $    6,970,972      $    7,473,330
                                                                        ==============      ==============      ==============

7.	Investment in Participating Loans

The Participating Loans are collateralized by first mortgages on properties jointly financed with America First Tax Exempt Mortgage Fund 2 Limited Partnership, whose general partner is an affiliate of AFCA 3. The Participating Loan agreements call for payment of base interest and additional interest out of a portion of the net cash flow or net sale or refinancing proceeds of the properties.

Descriptions of the Participating Loans held as of December 31, 1995, are as follows:

                                                                                                                      Interest
                                                                                                  Carrying           Income on
                                                Number    Interest            Maturity              Amount       Participating
Name                      Location            of Units        Rate (1)            Date            of Loans               Loans
----------------------    ----------------    --------    --------        ------------      --------------      --------------
Avalon Ridge              Renton, WA               356         10% (2)        09/01/99      $    1,245,000      $       41,157
Jackson Park Place        Fresno, CA               296         10%            09/01/99           2,100,000             210,000
                                                                                            --------------      --------------
                                                                                                 3,345,000      $      251,157
Valuation allowance to net realizable value                                                       (385,000)     ==============
                                                                                            --------------
Balance at end of year                                                                      $    2,960,000
                                                                                            ==============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1995

(1)In addition to the base interest rate, the notes bear additional contingent interest which, when combined with the base interest, is limited to a
 	   cumulative, non-compounded amount not greater than 13% per annum. The Fund did not receive any additional contingent interest in 1995, 1994 or 1993.
 (2)Interest is recognized as income on the cash basis which is at a rate lower than the base interest rate. The amount of foregone interest was $83,343 for 1995, $69,596 for 1994 and $65,867 for 1993.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        --------------      --------------      --------------
The following summarizes the activity in the valuation allowance:
Balance at beginning and end of year                                    $      385,000      $      385,000      $      385,000
                                                                        ==============      ==============      ==============

8.	Fund Reserve Account

The Fund maintains a reserve account which consisted of the following:

                                                    Dec. 31, 1995
                                                    -------------
Cash and temporary cash investments                 $   1,578,744
U.S. government securities                              5,025,000
GNMA Certificates                                      24,481,211
FNMA Certificates                                       3,333,150
                                                    -------------
Balance at end of year                              $  34,418,105
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

During the quarter ended June 30, 1995, the Partnership reassessed the appropriateness of the classification of securities held in the reserve account. The Partnership concluded, given the nature of the reserve account, it would be more appropriate to classify securities held in the reserve account as available-for-sale rather than as held-to-maturity. Accordingly, on June 30, 1995, the Partnership transferred all securities held in the reserve account from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses and the aggregate fair value of the securities transferred were $33,950,530, $617,701, $241,388 and $34,326,843, respectively.

At December 31, 1995, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses and the aggregate fair value of available-for-sale securities were $32,030,783, $851,198, $42,620 and $32,839,361 respectively.

On September 12, 1990, June 7, 1995 and July 25, 1995, management announced its intent to utilize a portion of the reserve account to acquire a maximum of 200,000 Exchangeable Units (Units) in the over-the-counter market. As of December 31, 1995, 160,260 Units (110,060 during 1995) had been acquired at a total cost of $1,529,382 ($962,741 during 1995).

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1995

9.	Transactions with Related Parties

Substantially all of the Fund's general and administrative expenses are paid by AFCA 3 or an affiliate and reimbursed by the Fund. The amounts of such expenses reimbursed to AFCA 3 or an affiliate are shown below. The amounts are presented on a cash basis and do not reflect accruals made at the end of each year.

                                                                                  1995                1994                1993
                                                                        --------------      --------------      --------------
Reimbursable salaries and benefits                                      $      380,301      $      264,544      $      270,761
Investor services and custodial fees                                            54,967              67,470              69,806
Professional fees and expenses                                                  52,846              32,776              28,661
Insurance                                                                       21,333              15,917               4,189
Report preparation and distribution                                             20,973              23,812              39,049
Registration fees                                                               16,666              15,031              11,411
Consulting and travel expenses                                                   5,235               6,990              17,439
Telephone                                                                        8,729               7,538              10,009
Other expenses                                                                  20,960              15,314               7,323
Stock certificates                                                                -                    592               1,403
                                                                        --------------      --------------      --------------
                                                                        $      582,010      $      449,984      $      460,051
                                                                        ==============      ==============      ==============

AFCA 3 is entitled to an administrative fee of .35% per annum of the outstanding amount of investments of the Fund to be paid by the Fund to the extent such amount is not paid by property owners. AFCA 3 earned administrative fees of $248,129 in 1995, $255,687 in 1994 and $262,361 in
1993. Of such amounts, $215,033, $184,373 and $241,721 were paid by the Fund during 1995, 1994, and 1993, respectively, and the remainder was paid by property owners.

An affiliate of AFCA 3 provided property management services for Morrowood Townhouses beginning in November 1992, Avalon Ridge beginning in September 1994, and Harmony Bay Apartments beginning in June 1995. The fees for services provided represent the lower of: (i) costs incurred in providing management of the property; or, (ii) customary fees for such services determined on a competitive basis. Total fees amounted to $155,167 in 1995, $56,486 in 1994 and $54,524 in 1993.

10. Mortgage Notes Payable

The Fund assumed the following mortgage notes as a result of the acquisition of real estate in settlement of PEPs.


                                      Interest          Maturity             Monthly            Balance at          Balance at
Collateral                                Rate              Date             Payment         Dec. 31, 1995       Dec. 31, 1994
------------------------------        --------        ----------        ------------        --------------      --------------
Meadow Brook Apartments                  9.50%        11/25/2022        $     24,374        $    3,569,236      $    3,569,236
Morrowood Townhouses                     9.50%        11/19/2022              44,118             6,045,524           6,045,524
                                                                                            --------------      --------------
                                                                                            $    9,614,760      $    9,614,760
                                                                                            ==============      ==============

These notes are payable to an unaffiliated party and are collateralized solely by the foregoing properties. The notes are in default; however, the Fund effectively has no risk with respect to the mortgage notes payable since the Fund's net equity in the properties has previously been reduced to zero. Therefore, for accounting purposes, the Fund records interest expense on these notes only when it is paid.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1995

11.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Fund in estimating the fair value of its financial instruments:

  Cash and temporary cash investments: Fair value approximates the carrying value of such assets.

  Investment in U.S. government securities and mortgage-backed securities:
  Fair values are based on amounts obtained from an independent pricing source.

  Investment in participating loans: Fair value is based on management's best estimate of the net realizable value of the underlying collateral of the loans. See Footnote 2D.

  Mortgage notes payable: Fair values are not readily determinable as certain terms of the mortgage loans have recently been revised under provisional workout agreements.

                                                                               At December 31, 1995
                                                                        ----------------------------------
                                                                              Carrying           Estimated
                                                                                Amount          Fair Value
                                                                        --------------      --------------
    Cash and temporary cash investments                                 $    2,573,156      $    2,573,156
    U.S. government securities                                               5,025,000           5,025,000
    Investment in mortgage-backed securities                                43,103,240          43,632,679
    Investment in participating loans                                        2,960,000           2,960,000

12. Summary of Unaudited Quarterly Results of Operations

                                                             First              Second               Third              Fourth
From January 1, 1995, to December 31, 1995                 Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,644,154      $    1,627,344      $    1,590,634      $    1,678,792
Total expenses                                            (751,884)           (774,208)           (786,091)           (856,876)
                                                    --------------      --------------      --------------      --------------
Net income                                          $      892,270      $      853,136      $      804,543      $      821,916
                                                    ==============      ==============      ==============      ==============
Net income per exchangeable unit                    $          .15      $          .14      $          .14      $          .14
                                                    ==============      ==============      ==============      ==============
Net income per passthrough certificate              $       375.03      $       359.68      $       342.13      $       350.11
                                                    ==============      ==============      ==============      ==============
Market Price per BUC
  High sale                                                  9-1/8               8-7/8               8-7/8               8-7/8
  Low sale                                                   8-1/8               7-3/4               8                   8
                                                    ==============      ==============      ==============      ==============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1995

                                                             First              Second               Third              Fourth
From January 1, 1994, to December 31, 1994                 Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,601,908      $    1,589,033      $    1,640,505      $    1,768,592
Total expenses                                            (664,044)           (716,375)           (694,853)           (841,149)
                                                    --------------      --------------      --------------      --------------
Net income                                          $      937,864      $      872,658      $      945,652      $      927,443
                                                    ==============      ==============      ==============      ==============
Net income per exchangeable unit                    $          .16      $          .14      $          .16      $          .16
                                                    ==============      ==============      ==============      ==============
Net income per passthrough certificate              $       390.34      $       364.73      $       395.20      $       387.61
                                                    ==============      ==============      ==============      ==============
Market Price per BUC
  High sale                                                 10-1/4               9-3/4               9-1/4               8-5/8
  Low sale                                                   8-5/8               8-3/4               8-1/8               7
                                                    ==============      ==============      ==============      ==============

The exchangeable units are quoted on the NASDAQ National Market System under the symbol AFPFZ. The high and low quarterly prices of the exchangeable units shown were compiled from the Monthly Statistical Reports provided to the Fund by the National Association of Securities Dealers, Inc. and represent final sale prices.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                            AMERICA FIRST PARTICIPATING/
                            PREFERRED EQUITY MORTGAGE FUND

                            By	America First Participating/
                            			Preferred Equity Mortgage
                              	Fund Limited Partnership,
                              	managing general partner

                            By	America First Capital
                              	Associates Limited Partnership
                              	Three, general partner of America First
                              	Participating/Preferred Equity Mortgage
                              	Fund Limited Partnership

                            By	America First Companies L.L.C, general
                              	partner of America First Capital
                              	Associates Limited Partnership
                              	Three


                            By	/s/ Michael Thesing
                            			Michael Thesing,
                            			Vice President

Date:  March 27, 1996

                            AMERICA FIRST PARTICIPATING/
                            PREFERRED EQUITY MORTGAGE
                            FUND LIMITED PARTNERSHIP

                            By	America First Capital
                            			Associates Limited Partnership
                            			Three, general partner of America First
                            			Participating/Preferred Equity Mortgage
                            			Fund Limited Partnership

                            By	America First Companies L.L.C, general
                            			partner of America First Capital
                            			Associates Limited Partnership
                            			Three


                            By	/s/ Michael Thesing
                            			Michael Thesing,
                            			Vice President
Date:  March 27, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 27, 1996	      By	/s/ Michael B. Yanney*
                               Michael B. Yanney
                             		Chairman of the Board, President, Chief
                             		Executive Officer and Manager
                               (Principal Executive Officer)


Date:  March 27, 1996	      By	/s/ Michael Thesing
                               Michael Thesing
                               Vice President, Secretary, Treasurer and
                          	   	Manager (Principal Financial Officer)


Date:  March 27, 1996       By
                               George Kubat
                               Manager


Date:  March 27, 1996	      By	/s/ William S. Carter, M.D.*
                               William S. Carter, M.D.
                               Manager


Date:  March 27, 1996	      By	/s/ Martin Massengale*
                              	Martin Massengale
                               Manager


Date:  March 27, 1996	      By	/s/ Alan Baer*
                             		Alan Baer
                            	 	Manager


Date:  March 27, 1996	      By	/s/ Gail Walling Yanney*
                              	Gail Walling Yanney
                              	Manager


*By Michael Thesing Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax-Exempt Mortgage Fund Limited Partnership America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership Capital Source L.P.
       		Capital Source II L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 10th day of March, 1996.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
		       America First Tax-Exempt Mortgage Fund 2 Limited Partnership
       		America First Participating/Preferred Equity Mortgage Fund
       		America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 2nd day of March, 1996.


                                               							   /s/ William S. Carter
                                                 							William S. Carter, M.D.

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1996.


                                                					  /s/ Gail Walling Yanney
                                               							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

     		  America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 2nd day of March, 1996.


                                                							 /s/  Martin Massingale
                                                							Martin Massingale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 3rd day of March, 1996.


                                                  							        /s/ Alan Baer
                                                         							Alan Baer