Form 10-Q
period 1996-03-31
AMERICA FIRST PARTICIPATING PREFERRED EQUITY MORTGAGE FUND
filed 1996-05-16
CIK 789951

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

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

                YES   X                  NO

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED BALANCE SHEETS
(UNAUDITED)

                                                                                            March 31, 1996       Dec. 31, 1995
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which approximates market value              $    7,969,787      $    2,573,156
  Investment in U.S. government securities                                                            -              5,025,000
  Investment in mortgage-backed securities (Note 4)                                             41,384,334          43,103,240
  Investment in preferred equity participations (PEPs), net of valuation allowance (Note 5)        337,440             325,517
  Investment in real estate (Note 6)                                                             6,591,500           6,668,864
  Investment in participating loans, net of valuation allowance (Note 7)                         2,960,000           2,960,000
  Interest receivable                                                                              301,821             374,487
  Investment evaluation fees, net                                                                  604,718             610,477
  Other assets                                                                                   2,988,537           2,925,362
                                                                                            --------------      --------------
                                                                                            $   63,138,137      $   64,566,103
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 9)                                                               $      240,952      $      316,778
    Distributions payable (Note 3)                                                               1,029,322           1,029,143
    Mortgage notes payable (Note 10)                                                             9,614,760           9,614,760
                                                                                            --------------      --------------
                                                                                                10,885,034          10,960,681
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                    100                 100
    Passthrough Certificate Holder ($22,478 per certificate in 1996 and $23,060 in 1995)         2,247,799           2,305,965
    Exchangeable Unit Holders ($8.99 per unit in 1996 and $9.22 in 1995)                        50,005,204          51,299,357
                                                                                            --------------      --------------
                                                                                                52,253,103          53,605,422
                                                                                            --------------      --------------
                                                                                            $   63,138,137      $   64,566,103
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1996      March 31, 1995
                                                                                            --------------      --------------
Income
  Mortgage and mortgage-backed securities income                                            $      794,849      $      870,257
  Equity in earnings of property partnerships                                                       61,916              44,649
  Rental income                                                                                    576,922             560,710
  Interest income on participating loans                                                            64,485              67,444
  Interest income on temporary cash investments
    and U.S. government securities                                                                 108,099             101,094
                                                                                            --------------      --------------
                                                                                                 1,606,271           1,644,154
                                                                                            --------------      --------------
Expenses
  General and administrative expenses (Note 9)                                                     214,094             191,174
  Real estate operating expenses                                                                   299,923             239,350
  Depreciation                                                                                      81,009             118,750
  Interest expense                                                                                 195,990             202,610
                                                                                            --------------      --------------
                                                                                                   791,016             751,884
                                                                                            --------------      --------------
Net income                                                                                  $      815,255      $      892,270
                                                                                            ==============      ==============
Net income allocated to:
  General Partner                                                                           $        7,990      $        8,935
  Exchangeable Unit Holders                                                                        772,542             845,832
  Passthrough Certificate Holder                                                                    34,723              37,503
                                                                                            --------------      --------------
                                                                                            $      815,255      $      892,270
                                                                                            ==============      ==============
Net income per exchangeable unit                                                            $          .14      $          .15
                                                                                            ==============      ==============
Net income per passthrough certificate                                                      $       347.23      $       375.03
                                                                                            ==============      ==============
Weighted average number of certificates outstanding                                                    100                 100
                                                                                            ==============      ==============
Weighted average number of units outstanding                                                     5,562,267           5,638,410
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

COMBINED STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1996
(UNAUDITED)

                                                          Passthrough Certificate         Exchangeable Unit
                                                                   Holders                     Holders
                                                         --------------------------   -------------------------
                                               General           # of
                                               Partner   Certificates        Amount   # of Units         Amount          Total
                                              --------   ------------  ------------   ----------   ------------   ------------
Partners' Capital (excluding net unrealized
    holding gains)
  Balance at December 31, 1995                $    100            100  $  2,271,186    5,562,267   $ 50,525,558   $ 52,796,844
  Net income                                     7,990             -         34,723         -           772,542        815,255
  Cash distributions paid or accrued (Note 3)   (7,990)            -        (66,225)        -        (1,473,445)    (1,547,660)
                                              --------   ------------  ------------   ----------   ------------   ------------
                                                   100            100     2,239,684    5,562,267     49,824,655     52,064,439
                                              --------   ------------  ------------   ----------   ------------   ------------
Net unrealized holding gains
  Balance at December 31, 1995                    -                -         34,779         -           773,799        808,578
  Net change                                      -                -        (26,664)        -          (593,250)      (619,914)
                                              --------   ------------  ------------   ----------   ------------   ------------
                                                  -                -          8,115         -           180,549        188,664
                                              --------   ------------  ------------   ----------   ------------   ------------
Balance at March 31, 1996                     $    100            100  $  2,247,799    5,562,267   $ 50,005,204   $ 52,253,103
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

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1996      March 31, 1995
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $      815,255      $      892,270
  Adjustments to reconcile net income to
    net cash from operating activities:
      Equity in earnings of property partnerships                                                  (61,916)            (44,649)
      Depreciation                                                                                  81,009             118,750
      Amortization of discount on mortgage-backed
        and U.S. government securities                                                             (22,397)             (3,483)
      Decrease in interest receivable                                                               72,666               5,199
      Amortization of investment evaluation fees                                                     5,759               5,760
      Increase in other assets                                                                     (63,175)           (118,721)
      Decrease in accounts payable                                                                 (75,826)            (16,223)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                      751,375             838,903
                                                                                            --------------      --------------
Cash flows from investing activities
  Maturity of U.S. government securities                                                         5,000,000                -
  Mortgage principal payments received                                                           1,146,389             487,442
  Acquisition of U.S. government securities                                                           -             (4,937,891)
  Acquisition of mortgage-backed securities                                                           -                 (5,208)
  Distributions received from PEPs                                                                  49,993             103,819
  Investment in real estate                                                                         (3,645)               -
                                                                                            --------------      --------------
    Net cash provided by (used in) investing activities                                          6,192,737          (4,351,838)
                                                                                            --------------      --------------
Cash flows from financing activities
  Distributions paid                                                                            (1,547,481)         (2,093,247)
  Purchase of Units                                                                                   -               (441,913)
                                                                                            --------------      --------------
    Net cash used in financing activities                                                       (1,547,481)         (2,535,160)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                   5,396,631          (6,048,095)
Cash and temporary cash investments at beginning of period                                       2,573,156           7,806,496
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    7,969,787      $    1,758,401
                                                                                            ==============      ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                  $      195,990      $      202,610
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

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

2.	Summary of Significant Accounting Policies

 A)Financial Statement Presentation

 	 The financial statements include the combined statements of the Fund and the Partnership and have been prepared without audit. The combined financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 1996, and results of operations for all periods presented have been made.

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


 B)Investments in Mortgage-Backed Securities, U.S. Government Securities and Participating Loans

   Investment securities are classified as held-to-maturity, available-for-sale, or trading. Investments classified as held-to-maturity are carried at amortized cost. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Fund does not have investment securities classified as trading.

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

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

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

   The allowance for losses on Participating Loans is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on outstanding loans. Reserves are established for loans which management considers impaired. Loans are considered impaired when it is probable that the Fund will be unable to collect amounts due according to the contractual terms of the loan agreements. Based on this analysis, all Participating Loans were considered impaired at March 31, 1996. A reserve is established for the difference between the recorded investment in the Participating Loans and the fair value of the underlying collateral.

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

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

 K)New Accounting Pronouncement

   The Fund adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other things, this Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of this Statement did not have a material impact on the combined financial statements.

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

At March 31, 1996, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $15,078,578, $486,531 and $15,565,109, respectively.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

Descriptions of the Fund's mortgage-backed securities at March 31, 1996, are as follows:

                                                               Number       Interest            Maturity            Carrying
Type of Security and Name             Location               of Units           Rate                Date              Amount
- ----------------------------------    ------------------     --------       --------        ------------        ------------
Held-to-Maturity
 GNMA Certificates:
  The Parklane                        Salt Lake City, UT           94          9.25%          03/15/2029        $  6,414,658
  Grand Villa                         Grand Junction, CO           46          9.25%          03/15/2029           1,998,210
  Cambridge Court                     Kearney, NE                  41          9.25%          02/15/2029           1,949,666
  Hickory Villa                       Omaha, NE                    57          9.25%          02/15/2029           2,524,133
  Pools of single-family properties                                            9.58% (1)            2017           2,149,233
  Pools of single-family properties                                            9.62% (1)    2016 to 2017              42,678
                                                                                                                ------------
                                                                                                                  15,078,578
                                                                                                                ------------
Available-for-Sale
 GNMA Certificates:
  Pools of single-family properties                                            8.56% (1)    2016 to 2020           3,245,928 (2)
  Pools of single-family properties                                            9.30% (1)      07/15/2021           1,945,462 (2)
  Pools of single-family properties                                            8.76% (1)            2021           1,263,806 (2)
  Pools of single-family properties                                            8.76% (1)      05/15/2021             502,598 (2)
  Pools of single-family properties                                            8.25% (1)    2021 to 2022           2,455,836 (2)
  Pools of single-family properties                                            6.50% (1)            2023           4,396,478 (2)
  Pools of single-family properties                                            6.03% (1)            2008           2,443,355 (2)
  Pools of single-family properties                                            7.13% (1)            2009           6,930,826 (2)
 FNMA Certificates:
  Pools of single-family properties                                            5.52% (1)            2000           3,121,467 (2)
                                                                                                                ------------
                                                                                                                  26,305,756
                                                                                                                ------------
                                                                                                                $ 41,384,334
                                                                                                                ============
(1)Represents yield to the Fund.
(2)Reserve account asset - see Note 8.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1995                                                                                    $ 43,103,240
Addition
 Amortization of discount on mortgage-backed securities                                                                6,537
Deductions
 Mortgage principal payments received                                                                             (1,146,389)
 Net change in unrealized holding gains on available-for-sale securities                                            (579,054)
                                                                                                                ------------
Balance at March 31, 1996                                                                                       $ 41,384,334
                                                                                                                ============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

5. Investment in Preferred Equity Participations (PEPs)

The PEPs consist of interests in limited partnerships which own properties financed by the Fund. The limited partnership agreements provide for a participation in the net cash flow and net sale or refinancing proceeds of the properties subject to various priority payments.

Descriptions of the PEPs held at March 31, 1996, are as follows:

                                                                                                                    Carrying
Name                                Location                     Partnership Name                                     Amount
- --------------------------          ------------------           --------------------------------------         ------------
Harmony Bay Apartments              Roswell, GA                  Harmony Bay Associates, Ltd.                   $    887,388
Timber Cove Apartments              Decatur, IL                  Timber Cove Associates                               50,019
Grand Villa                         Grand Junction, CO           Stazier Associates Grand Junction Ltd.              221,385
Cambridge Court                     Kearney, NE                  Stazier Associates Kearney Ltd.                     132,916
The Parklane                        Salt Lake City, UT           Congregate Care Company                                -
Hickory Villa                       Omaha, NE                    Stazier Associates Omaha Ltd.                          -
                                                                                                                ------------
                                                                                                                   1,291,708
Less valuation allowance                                                                                            (954,268)
                                                                                                                ------------
                                                                                                                $    337,440
                                                                                                                ============

Reconciliation of the carrying amount of the PEPs is as follows:

Balance at December 31, 1995                                                                                    $    325,517
Equity in earnings of property partnerships                                                                           61,916
Distributions received from PREPs                                                                                    (49,993)
                                                                                                                ------------
Balance at March 31, 1996                                                                                       $    337,440
                                                                                                                ============

6. Real Estate Acquired in Settlement of PEPs

The rental income and real estate operating, interest and depreciation expenses of the properties owned by the Fund have been consolidated with the Fund's operations and are reflected in the combined financial statements.

Real estate acquired in settlement of PEPs is comprised of the following multifamily housing properties at March 31, 1996:

                                                                   Number               Carrying
Name                                Location                     of Units                 Amount
- --------------------------          ------------------           --------           ------------
Meadow Brook Apartments             Amelia, OH                        168           $  3,470,774
Morrowood Townhouses                Morrow, GA                        264              6,005,601
                                                                                    ------------
                                                                                       9,476,375
Less accumulated depreciation                                                         (2,884,875)
                                                                                    ------------
                                                                                    $  6,591,500
                                                                                    ============
Reconciliation of the carrying amount of the real estate held is as follows:

Balance at December 31, 1995                                                        $  6,668,864
 Investment in real estate                                                                 3,645
 Depreciation                                                                            (81,009)
                                                                                    ------------
Balance at March 31, 1996                                                           $  6,591,500
                                                                                    ============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

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

Descriptions of the Participating Loans held as of March 31, 1996, are as follows:

                                                                                    Base
                                                                   Number       Interest           Maturity         Carrying
Name                                    Location                 of Units           Rate (1)           Date           Amount
- ----------------------------------      ------------------       --------       --------       ------------     ------------
Avalon Ridge                            Renton, WA                    356            10% (2)       09/01/99     $  1,245,000
Jackson Park Place                      Fresno, CA                    296            10%           09/01/99        2,100,000
                                                                                                                ------------
                                                                                                                   3,345,000
Valuation allowance to net realizable value                                                                         (385,000)
                                                                                                                ------------
                                                                                                                $  2,960,000
                                                                                                                ============

(1)In addition to the base interest rate, the notes bear additional contingent
   	interest which, when combined with the base interest, is limited to a
	   cumulative, non-compounded amount not greater than 13% per annum.  The Fund
	   did not receive any additional contingent interest in 1996.

(2)Interest is recognized as income on the cash basis which is at a rate lower
	   than the base interest rate.  The amount of foregone interest for 1996 was
	   $19,140.

8.	Fund Reserve Account

The Fund maintains a reserve account which consisted of the following at March 31, 1996:

Cash and temporary cash investments                 $    6,915,050
GNMA Certificates                                       23,184,289
FNMA Certificates                                        3,121,467
                                                    --------------
                                                    $   33,220,806
                                                    ==============

The reserve account was established to maintain working capital for the Fund and is available to supplement distributions to investors and for any contingencies related to the ownership of the investments and the operation of the Fund. The GNMA Certificates mature between 2008 and 2023 and the FNMA Certificates mature in 2000.

At March 31, 1996, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses and the aggregate fair value of available-for-sale securities were $26,117,092, $522,819, $334,155 and $26,305,756 respectively.

On September 12, 1990, June 7, 1995 and July 25, 1995, management announced its intent to utilize a portion of the reserve account to acquire a maximum of 200,000 Exchangeable Units (Units) in the over-the-counter market. As of March 31, 1996, 160,260 Units (none for the quarter ended March 31, 1996) had been acquired at a total cost of $1,529,382.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

9.	Transactions with Related Parties

Substantially all of the Fund's general and administrative expenses are paid by AFCA 3 or an affiliate and reimbursed by the Fund. The amount of such expenses reimbursed to AFCA 3 during 1996 was $261,336. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 3 is entitled to an administrative fee of .35% per annum of the outstanding amount of investments of the Fund to be paid by the Fund to the extent such amount is not paid by property owners. During 1996, AFCA 3 earned administrative fees of $60,076. Of this amount, $27,517 was paid by the Fund and the remainder was paid by property owners.

An affiliate of AFCA 3 has been retained to provide property management services for Morrowood Townhouses, Avalon Ridge and Harmony Bay Apartments. The fees for services provided represent the lower of: (i) costs incurred in providing management of the property; or, (ii) customary fees for such services determined on a competitive basis. Total fees amounted to $42,584 in 1996.

10. Mortgage Notes Payable

The Fund assumed the following mortgage notes payable as a result of the acquisition of real estate in settlement of PEPs.



                                       Interest                 Maturity                    Monthly
Collateral                                 Rate                     Date                    Payment                  Balance
- ------------------------               --------               ----------               ------------             ------------
Meadow Brook Apartments                   9.50%               11/25/2022              $      24,374             $  3,569,236
Morrowood Townhouses                      9.50%               11/19/2022                     44,118                6,045,524
                                                                                                                ------------
Balance at March 31, 1996                                                                                       $  9,614,760
                                                                                                                ============

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

The following table shows the occupancy levels of the properties financed by the Fund in which the Fund continues to hold an interest at March 31, 1996:

                                                                                                 Number              Percentage
                                                                          Number               of Units                of Units
 Property Name                           Location                       of Units               Occupied                Occupied
- -----------------------------            ------------------            ---------             ----------             -----------
 The Parklane                            Salt Lake City, UT                   94                     91                     97%
 Grand Villa                             Grand Junction, CO                   46                     46                    100%
 Cambridge Court                         Kearney, NE                          41                     40                     98%
 Hickory Villa                           Omaha, NE                            57                     53                     93%
 Harmony Bay Apartments                  Roswell, GA                         300                    286                     95%
 Timber Cove Apartments                  Decatur, IA                         272                    229                     84%
 Meadow Brook Apartments (1)             Amelia, OH                          168                    155                     92%
 Morrowood Townhouses (1)                Morrow, GA                          264                    256                     97%
 Avalon Ridge                            Renton, WA                          356                    288                     81%
 Jackson Park Place                      Fresno, CA                          296                    282                     95%
                                                                       ---------             ----------             -----------
                                                                           1,894                  1,726                     91%
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

Distributions

Cash distributions paid or accrued were as follows:




                                                               For the Quarter Ended                For the Quarter Ended
                                                                  March 31, 1996                       March 31, 1995
                                                          -------------------------------      -------------------------------
                                                                                      Per                                  Per
                                                               Per Unit       Certificate           Per Unit       Certificate
                                                          -------------     -------------      -------------     -------------
Regular monthly distributions
 Income distributed                                       $       .1389     $      347.23      $       .1500     $      375.03
 Return of capital                                                .1260            315.02              .1149            287.22
                                                          -------------     -------------      -------------     -------------
                                                          $       .2649     $      662.25      $       .2649     $      662.25
                                                          =============     =============      =============     =============
Distributions
 Paid out of current and prior undistributed cash flow    $       .2649     $      662.25      $       .2649     $      662.25
                                                          =============     =============      =============     =============

Regular monthly distributions to investors consist primarily of interest and principal received on mortgage-backed securities. Additional cash for distributions is received from PEPs and other investments. The Fund may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Fund is permitted to replenish its reserves through the sale or refinancing of assets. During 1996, a net amount of $402,061 of undistributed mortgage principal payments was placed in reserves. The total amount held in reserves at March 31, 1996, was $33,220,806 of which $26,305,756 was invested in GNMA and FNMA Certificates.

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

PEPs and Participating Loans, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PEPs or collateralizing the Participating Loans. It is the policy of the management of the Fund to make a periodic review of the real estate underlying the PEPs or collateralizing the Participating Loans in order to establish, when necessary, valuation reserves on investments in PEPs and Participating Loans. The allowance for losses on investments in PEPs is based on the fair value of the properties underlying the PEPs. A reserve for the Participating Loans is established for the difference between the recorded investment in the Participating Loans and the fair value of the underlying collateral. The fair value of the properties underlying the PEPs and the collateral for the Participating Loans is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The allowances are periodically reviewed and adjustments are made to the allowances when there are significant changes in the estimated net realizable value of the properties underlying the PEPs or the underlying collateral for the loans. Internal property valuations and reviews performed during 1996 indicated that the investment in PEPs and Participating Loans recorded on the balance sheet at March 31, 1996, required no adjustments to current carrying amounts.

The overall status of the Fund's Permanent Investments has remained relatively constant since December 31, 1995.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        March 31, 1996      March 31, 1995           From 1995
                                                                        --------------      --------------      --------------
Mortgage and mortgage-backed securities income                          $      794,849      $      870,257      $      (75,408)
Equity in earnings of property partnerships                                     61,916              44,649              17,267
Rental income                                                                  576,922             560,710              16,212
Interest income on participating loans                                          64,485              67,444              (2,959)
Interest income on temporary cash investments
 and U.S. government securities                                                108,099             101,094               7,005
                                                                        --------------      --------------      --------------
                                                                             1,606,271           1,644,154             (37,883)
                                                                        --------------      --------------      --------------
General and administrative expenses                                            214,094             191,174              22,920
Real estate operating expenses                                                 299,923             239,350              60,573
Depreciation                                                                    81,009             118,750             (37,741)
Interest expense                                                               195,990             202,610              (6,620)
                                                                        --------------      --------------      --------------
                                                                               791,016             751,884              39,132
                                                                        --------------      --------------      --------------
Net income                                                              $      815,255      $      892,270      $      (77,015)
                                                                        ==============      ==============      ==============

The decrease in mortgage and mortgage-backed securities income for the quarter ended March 31, 1996, compared to the same period in 1995, is due to the continued amortization of the principal balances of the mortgage-backed securities.

Equity in earnings of property partnerships is a function of the cash flow received by the Fund from its PEP interests in the operating partnerships which own certain of the properties as well as the Fund's allocable share of earnings generated by these properties. Equity in earnings of property partnerships increased for the quarter ended March 31, 1996, compared to the same period in 1995, due primarily to an increase in earnings generated by Grand Villa. This increase in earnings was due to a significant increase in Grand Villa's average occupancy.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in interest income on Participating Loans for the quarter ended March 31, 1996, compared to the same period in 1995, is attributable to the Fund recording income on the Avalon Ridge property when it is received. The rate of interest received, which is lower than the base interest rate, fluctuates with the cash flow generated by this property.

Rental income, net of real estate operating expenses and depreciation, from the properties acquired by the Fund in settlement of PEPs decreased by $6,620 for the quarter ended March 31, 1996, compared to the same period in 1995. This decrease resulted from higher real estate operating expenses due primarily to increases in repairs and maintenance expenses, property improvements, real estate taxes and insurance. The higher real estate operating expenses were partially offset by an increase in rental income resulting from an increase in average occupancy and a decrease in depreciation expense. The decrease in net rental income was entirely offset by decreases in interest paid by the Fund on the mortgage loans it has assumed on these properties. Since interest is paid only to the extent of available cash flow from these properties, the Fund records less interest expense as such cash flow decreases.

The increase in interest income on temporary cash investments of $7,005 from 1995 to 1996 is attributable to additional cash available for investment resulting from the receipt of principal payments on GNMA Certificates backed by pools of single-family properties. Principal payments have exceeded normal amortization because of increased prepayments of the underlying mortgages resulting from significant declines in long-term interest rates.

General and administrative expenses increased $22,920 from 1995 to 1996 due primarily to increases in salaries and related expenses.

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

Date:  May 15, 1996

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
                            			Michael Thesing,
                            			Vice President
Date:  May 15, 1996