Form 10-Q
period 1996-06-30
AMERICA FIRST PARTICIPATING PREFERRED EQUITY MORTGAGE FUND
filed 1996-08-13
CIK 789951

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1996 or

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
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED BALANCE SHEETS
(UNAUDITED)

                                                                                             June 30, 1996       Dec. 31, 1995
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which approximates market value              $    8,671,350      $    2,573,156
  Investment in U.S. government securities                                                            -              5,025,000
  Investment in mortgage-backed securities (Note 4)                                             39,494,050          43,103,240
  Investment in preferred equity participations (PEPs), net of valuation allowance (Note 5)        352,009             325,517
  Investment in real estate (Note 6)                                                             6,514,136           6,668,864
  Investment in participating loans, net of valuation allowance (Note 7)                         2,960,000           2,960,000
  Interest receivable                                                                              314,000             374,487
  Investment evaluation fees, net                                                                  598,959             610,477
  Other assets                                                                                   3,083,778           2,925,362
                                                                                            --------------      --------------
                                                                                            $   61,988,282      $   64,566,103
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 9)                                                               $      283,115      $      316,778
    Distributions payable (Note 3)                                                               1,026,199           1,029,143
    Mortgage notes payable (Note 10)                                                             9,614,760           9,614,760
                                                                                            --------------      --------------
                                                                                                10,924,074          10,960,681
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                    100                 100
    Passthrough Certificate Holder ($22,040 per certificate in 1996 and $23,060 in 1995)         2,204,028           2,305,965
    Exchangeable Unit Holders ($8.82 per unit in 1996 and $9.22 in 1995)                        48,860,080          51,299,357
                                                                                            --------------      --------------
                                                                                                51,064,208          53,605,422
                                                                                            --------------      --------------
                                                                                            $   61,988,282      $   64,566,103
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1996       June 30, 1995       June 30, 1996       June 30, 1995
                                                    --------------      --------------      --------------      --------------
Income
 Mortgage and mortgage-backed securities income     $      767,788      $      860,804      $    1,562,637      $    1,731,061
 Equity in earnings of property partnerships                60,183              26,887             122,099              71,536
 Rental income                                             603,042             572,179           1,179,964           1,132,889
 Interest income on participating loans                     60,966              63,323             125,451             130,767
 Interest income on temporary cash investments and
  U.S. government securities                                99,668             104,151             207,767             205,245
                                                    --------------      --------------      --------------      --------------
                                                         1,591,647           1,627,344           3,197,918           3,271,498
                                                    --------------      --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 9)              242,892             202,029             456,986             393,203
 Real estate operating expenses                            325,124             267,569             625,047             506,919
 Depreciation                                               81,009             118,750             162,018             237,500
 Interest expense                                          196,909             185,860             392,899             388,470
                                                    --------------      --------------      --------------      --------------
                                                           845,934             774,208           1,636,950           1,526,092
                                                    --------------      --------------      --------------      --------------
Net income                                          $      745,713      $      853,136      $    1,560,968      $    1,745,406
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $        7,311      $        8,720      $       15,301      $       17,655
 Exchangeable Unit Holders                                 706,570             808,448           1,479,112           1,654,280
 Passthrough Certificate Holder                             31,832              35,968              66,555              73,471
                                                    --------------      --------------      --------------      --------------
                                                    $      745,713      $      853,136      $    1,560,968      $    1,745,406
                                                    ==============      ==============      ==============      ==============
Net income per exchangeable unit                    $          .13      $          .14      $          .27      $          .29
                                                    ==============      ==============      ==============      ==============
Net income per passthrough certificate              $       318.32      $       359.68      $       665.55      $       734.71
                                                    ==============      ==============      ==============      ==============
Weighted average number of certificates outstanding            100                 100                 100                 100
                                                    ==============      ==============      ==============      ==============
Weighted average number of units outstanding             5,549,017           5,619,714           5,555,642           5,629,062
                                                    ==============      ==============      ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

COMBINED STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1996
UNAUDITED

                                                          Passthrough Certificate         Exchangeable Unit
                                                                   Holders                     Holders
                                                         --------------------------   -------------------------
                                               General           # of
                                               Partner   Certificates        Amount   # of Units         Amount          Total
                                              --------   ------------  ------------   ----------   ------------   ------------
Partners' Capital (excluding net unrealized
    holding gains (losses))
  Balance at December 31, 1995                $    100            100  $  2,271,186    5,562,267   $ 50,525,558   $ 52,796,844
  Net income                                    15,301             -         66,555         -         1,479,112      1,560,968
  Cash distributions paid or accrued (Note 3)  (15,301)            -       (132,450)        -        (2,943,379)    (3,091,130)
  Purchase of 19,750 units (Note 8)               -                -            594      (19,750)      (162,813)      (162,219)
                                              --------   ------------  ------------   ----------   ------------   ------------
                                                   100            100     2,205,885    5,542,517     48,898,478     51,104,463
                                              --------   ------------  ------------   ----------   ------------   ------------
Net unrealized holding gains (losses)
  Balance at December 31, 1995                    -                -         34,779         -           773,799        808,578
  Net change                                      -                -        (36,636)        -          (812,197)      (848,833)
                                              --------   ------------  ------------   ----------   ------------   ------------
                                                  -                -         (1,857)        -           (38,398)       (40,255)
                                              --------   ------------  ------------   ----------   ------------   ------------
Balance at June 30, 1996                      $    100            100  $  2,204,028    5,542,517   $ 48,860,080   $ 51,064,208
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

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1996       June 30, 1995
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,560,968      $    1,745,406
  Adjustments to reconcile net income to
    net cash from operating activities:
      Equity in earnings of property partnerships                                                 (122,099)            (71,536)
      Depreciation                                                                                 162,018             237,500
      Amortization of discount on mortgage-backed
        and U.S. government securities                                                             (34,368)            (24,369)
      Decrease (increase) in interest receivable                                                    60,487             (30,011)
      Amortization of investment evaluation fees                                                    11,518              11,519
      Increase in other assets                                                                    (158,416)           (158,733)
      Decrease in accounts payable                                                                 (33,663)            (55,511)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    1,446,445           1,654,265
                                                                                            --------------      --------------
Cash flows from investing activities
  Maturity of U.S. government securities                                                         5,000,000                -
  Mortgage principal payments received                                                           2,819,725           1,177,576
  Acquisition of U.S. government securities                                                           -             (4,937,891)
  Acquisition of mortgage-backed securities                                                           -                 (9,150)
  Distributions received from PEPs                                                                  95,607             149,626
  Investment in real estate                                                                         (7,290)               -
                                                                                            --------------      --------------
    Net cash provided by (used in) investing activities                                          7,908,042          (3,619,839)
                                                                                            --------------      --------------
Cash flows from financing activities
  Purchase of Units                                                                               (162,219)           (512,785)
  Distributions paid                                                                            (3,094,074)         (3,660,677)
                                                                                            --------------      --------------
    Net cash used in financing activities                                                       (3,256,293)         (4,173,462)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                   6,098,194          (6,139,036)
Cash and temporary cash investments at beginning of period                                       2,573,156           7,806,496
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    8,671,350      $    1,667,460
                                                                                            ==============      ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                  $      392,899      $      388,470
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

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

2.	Summary of Significant Accounting Policies

 A)Financial Statement Presentation

 	 The financial statements include the combined statements of the Fund and the Partnership and have been prepared without audit. The combined financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 1996, and results of operations for all periods presented have been made.

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

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

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

   The allowance for losses on Participating Loans is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on outstanding loans. Reserves are established for loans which management considers impaired. Loans are considered impaired when it is probable that the Fund will be unable to collect amounts due according to the contractual terms of the loan agreements. Based on this analysis, all Participating Loans were considered impaired at June 30, 1996. A reserve is established for the difference between the recorded investment in the Participating Loans and the fair value of the underlying collateral.

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

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

 K)New Accounting Pronouncement

   On January 1, 1996, the Fund adopted Statement of Financial Accounting Standards No. 121 (FAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other things, FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of FAS 121 did not have a material impact on the combined financial statements.

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

At June 30, 1996, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $14,823,631, $529,575 and $15,353,206, respectively.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

Descriptions of the Fund's mortgage-backed securities at June 30, 1996, are as follows:

                                                               Number       Interest            Maturity            Carrying
Type of Security and Name             Location               of Units           Rate                Date              Amount
- ----------------------------------    ------------------     --------       --------        ------------        ------------
Held-to-Maturity
 GNMA Certificates:
  The Parklane                        Salt Lake City, UT           94          9.25%          03/15/2029        $  6,407,584
  Grand Villa                         Grand Junction, CO           46          9.25%          03/15/2029           1,996,006
  Cambridge Court                     Kearney, NE                  41          9.25%          02/15/2029           1,947,498
  Hickory Villa                       Omaha, NE                    57          9.25%          02/15/2029           2,521,327
  Pools of single-family properties                                            9.58% (1)            2017           1,910,664
  Pools of single-family properties                                            9.62% (1)    2016 to 2017              40,552
                                                                                                                ------------
                                                                                                                  14,823,631
                                                                                                                ------------
Available-for-Sale
 GNMA Certificates:
  Pools of single-family properties                                            8.56% (1)    2016 to 2020           2,969,237 (2)
  Pools of single-family properties                                            9.30% (1)      07/15/2021           1,834,050 (2)
  Pools of single-family properties                                            8.76% (1)            2021           1,011,689 (2)
  Pools of single-family properties                                            8.76% (1)      05/15/2021             470,990 (2)
  Pools of single-family properties                                            8.25% (1)    2021 to 2022           2,274,592 (2)
  Pools of single-family properties                                            6.50% (1)            2023           4,181,243 (2)
  Pools of single-family properties                                            6.03% (1)            2008           2,279,742 (2)
  Pools of single-family properties                                            7.13% (1)            2009           6,627,693 (2)
 FNMA Certificates:
  Pools of single-family properties                                            5.52% (1)            2000           3,021,183 (2)
                                                                                                                ------------
                                                                                                                  24,670,419
                                                                                                                ------------
                                                                                                                $ 39,494,050
                                                                                                                ============
(1)Represents yield to the Fund.
(2)Reserve account asset - see Note 8.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1995                                                                                    $ 43,103,240
Addition
 Amortization of discount on mortgage-backed securities                                                               18,508
Deductions
 Mortgage principal payments received                                                                             (2,819,725)
 Net change in unrealized holding gains (losses) on available-for-sale securities                                   (807,973)
                                                                                                                ------------
Balance at June 30, 1996                                                                                        $ 39,494,050
                                                                                                                ============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

5. Investment in Preferred Equity Participations (PEPs)

The PEPs consist of interests in limited partnerships which own properties financed by the Fund. The limited partnership agreements provide for a participation in the net cash flow and net sale or refinancing proceeds of the properties subject to various priority payments.

Descriptions of the PEPs held at June 30, 1996, are as follows:

                                                                                                                    Carrying
Name                                Location                     Partnership Name                                     Amount
- --------------------------          ------------------           --------------------------------------         ------------
Harmony Bay Apartments              Roswell, GA                  Harmony Bay Associates, Ltd.                   $    887,388
Timber Cove Apartments              Decatur, IL                  Timber Cove Associates                               50,019
Grand Villa                         Grand Junction, CO           Stazier Associates Grand Junction Ltd.              231,328
Cambridge Court                     Kearney, NE                  Stazier Associates Kearney Ltd.                     137,542
The Parklane                        Salt Lake City, UT           Congregate Care Company                                -
Hickory Villa                       Omaha, NE                    Stazier Associates Omaha Ltd.                          -
                                                                                                                ------------
                                                                                                                   1,306,277
Less valuation allowance                                                                                            (954,268)
                                                                                                                ------------
                                                                                                                $    352,009
                                                                                                                ============

Reconciliation of the carrying amount of the PEPs is as follows:

Balance at December 31, 1995                                                                                    $    325,517
Equity in earnings of property partnerships                                                                          122,099
Distributions received from PREPs                                                                                    (95,607)
                                                                                                                ------------
Balance at June 30, 1996                                                                                        $    352,009
                                                                                                                ============

6. Real Estate Acquired in Settlement of PEPs

The rental income and real estate operating, interest and depreciation expenses of the properties owned by the Fund have been consolidated with the Fund's operations and are reflected in the combined financial statements.

Real estate acquired in settlement of PEPs is comprised of the following multifamily housing properties at June 30, 1996:

                                                                   Number               Carrying
Name                                Location                     of Units                 Amount
- --------------------------          ------------------           --------           ------------
Meadow Brook Apartments             Amelia, OH                        168           $  3,470,774
Morrowood Townhouses                Morrow, GA                        264              6,009,246
                                                                                    ------------
                                                                                       9,480,020
Less accumulated depreciation                                                         (2,965,884)
                                                                                    ------------
                                                                                    $  6,514,136
                                                                                    ============
Reconciliation of the carrying amount of the real estate held is as follows:

Balance at December 31, 1995                                                        $  6,668,864
 Investment in real estate                                                                 7,290
 Depreciation                                                                           (162,018)
                                                                                    ------------
Balance at June 30, 1996                                                            $  6,514,136
                                                                                    ============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1996
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

Descriptions of the Participating Loans held as of June 30, 1996, are as follows:

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

(2)Interest is recognized as income on the cash basis which is at a rate lower
	   than the base interest rate.  The amount of foregone interest for 1996 was
	   $41,799 ($22,659 for the quarter ended June 30, 1996)

8.	Fund Reserve Account

The Fund maintains a reserve account which consisted of the following at June 30, 1996:

Cash and temporary cash investments                 $    7,610,195
GNMA Certificates                                       21,649,236
FNMA Certificates                                        3,021,183
                                                    --------------
                                                    $   32,280,614
                                                    ==============

The reserve account was established to maintain working capital for the Fund and is available to supplement distributions to investors and for any contingencies related to the ownership of the investments and the operation of the Fund. The GNMA Certificates mature between 2008 and 2023 and the FNMA Certificates mature in 2000.

At June 30, 1996, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses and the aggregate fair value of available-for-sale securities were $24,710,674, $428,423, $468,678 and $24,670,419 respectively.

On September 12, 1990, June 7, 1995 and July 25, 1995, management announced its intent to utilize a portion of the reserve account to acquire a maximum of 200,000 Exchangeable Units (Units) in the over-the-counter market. Through June 30, 1996, 180,010 Units (19,750 during the quarter and six months ended June 30, 1996) had been acquired at a total cost of $1,691,601 ($162,219 during the quarter and six months ended June 30, 1996).

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

9.	Transactions with Related Parties

Substantially all of the Fund's general and administrative expenses are paid by AFCA 3 or an affiliate and reimbursed by the Fund. The amount of such expenses reimbursed to AFCA 3 during 1996 was $406,876 ($145,540 for the quarter ended June 30, 1996). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 3 is entitled to an administrative fee of .35% per annum of the outstanding amount of investments of the Fund to be paid by the Fund to the extent such amount is not paid by property owners. During 1996, AFCA 3 earned administrative fees of $119,334 ($59,258 for the quarter ended June 30, 1996). Of this amount, $84,937 ($57,420 for the quarter ended June 30, 1996) was paid by the Fund and the remainder was paid by property owners.

An affiliate of AFCA 3 has been retained to provide property management services for Morrowood Townhouses, Avalon Ridge and Harmony Bay Apartments. The fees for services provided represent the lower of: (i) costs incurred in providing management of the property; or, (ii) customary fees for such services determined on a competitive basis. Total fees amounted to $86,052 in 1996 ($43,468 for the quarter ended June 30, 1996).

10. Mortgage Notes Payable

The Fund assumed the following mortgage notes payable as a result of the acquisition of real estate in settlement of PEPs.



                                       Interest                 Maturity                    Monthly
Collateral                                 Rate                     Date                    Payment                  Balance
- ------------------------               --------               ----------               ------------             ------------
Meadow Brook Apartments                   9.50%               11/25/2022              $      24,374             $  3,569,236
Morrowood Townhouses                      9.50%               11/19/2022                     44,118                6,045,524
                                                                                                                ------------
Balance at June 30, 1996                                                                                        $  9,614,760
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

Liquidity and Capital Resources

The Fund originally acquired: (i) ten mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association
(GNMA) collateralized by first mortgage loans on multifamily housing properties located in seven states, GNMA Certificates backed by pools of single-family mortgages (the GNMA Certificates); (ii) a first mortgage loan insured by the Federal Housing Administration (the FHA Loan) on a retirement living center located in California; (iii) limited partnership interests
(PEPs) in eleven limited partnerships which own the multifamily properties financed by the GNMA Certificates and the FHA Loan; and (iv) two participating first mortgage loans (the Participating Loans) on multifamily housing properties financed in part by an affiliated mortgage fund. The FHA Loan and six of the GNMA Certificates collateralized by multifamily properties have been repaid which left the Fund with only the PEPs on these properties. Under the terms of the limited partnership agreements for the PEPs, the Fund has removed the general partners of seven of the limited partnerships owning multifamily properties. In three cases, the Fund acquired the general partners' interest in the limited partnerships in addition to its PEP. Accordingly, the Fund became the indirect owner of the entire equity interest in these properties and began accounting for them as investments in real estate (the "Real Estate Interests"). One of these properties was foreclosed upon by GNMA in 1989 and, therefore, the Fund no longer holds an interest in this property. In the remaining four limited partnerships, a substitute limited partner was admitted and acquired a portion of the removed general partner's interest. The Fund continued to own PEPs in these properties until 1995 when Casa Sandoval was sold in foreclosure and the Fund withdrew as the limited partner from Moonraker Apartments. As a result of the foregoing, the Fund continues to hold four GNMA Certificates, six PEPs, two Real Estate Interests and two Participating Loans.

The following table shows the occupancy levels of the properties financed by the Fund in which the Fund continues to hold an interest at June 30, 1996:

                                                                                                 Number              Percentage
                                                                          Number               of Units                of Units
 Property Name                           Location                       of Units               Occupied                Occupied
- -----------------------------            ------------------            ---------             ----------             -----------
 The Parklane                            Salt Lake City, UT                   94                     89                     95%
 Grand Villa                             Grand Junction, CO                   46                     46                    100%
 Cambridge Court                         Kearney, NE                          41                     38                     93%
 Hickory Villa                           Omaha, NE                            57                     49                     86%
 Harmony Bay Apartments                  Roswell, GA                         300                    286                     95%
 Timber Cove Apartments                  Decatur, IL                         272                    230                     85%
 Meadow Brook Apartments (1)             Amelia, OH                          168                    163                     97%
 Morrowood Townhouses (1)                Morrow, GA                          264                    258                     98%
 Avalon Ridge                            Renton, WA                          356                    291                     82%
 Jackson Park Place                      Fresno, CA                          296                    269                     91%
                                                                       ---------             ----------             -----------
                                                                           1,894                  1,719                     91%
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

Distributions

Cash distributions paid or accrued were as follows:




                                                              For the Six Months Ended             For the Six Months Ended
                                                                   June 30, 1996                        June 30, 1995
                                                          -------------------------------      -------------------------------
                                                                                      Per                                  Per
                                                               Per Unit       Certificate           Per Unit       Certificate
                                                          -------------     -------------      -------------     -------------
Regular monthly distributions
 Income distributed                                       $       .2662     $      665.61      $       .2939     $      734.71
 Return of capital                                                .2636            658.89              .2359            589.79
                                                          -------------     -------------      -------------     -------------
                                                          $       .5298     $    1,324.50      $       .5298     $    1,324.50
                                                          =============     =============      =============     =============
Distributions
 Paid out of current and prior undistributed cash flow    $       .5298     $    1,324.50      $       .5298     $    1,324.50
                                                          =============     =============      =============     =============

Regular monthly distributions to investors consist primarily of interest and principal received on mortgage-backed securities. Additional cash for distributions is received from PEPs and other investments. The Fund may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Fund is permitted to replenish its reserves through the sale or refinancing of assets. During 1996, a net amount of $1,263,071 ($861,010 for the quarter ended June 30, 1996) of undistributed mortgage principal payments was placed in reserves. In addition, during the quarter ended June 30, 1996, the Partnership withdrew $162,219 from reserves to purchase 19,750 Exchangeable Units (Units). The total amount held in reserves at June 30, 1996, was $32,280,614 of which $24,670,419 was invested in GNMA and FNMA Certificates.

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

PEPs and Participating Loans, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PEPs or collateralizing the Participating Loans. It is the policy of the management of the Fund to make a periodic review of the real estate underlying the PEPs or collateralizing the Participating Loans in order to establish, when necessary, valuation reserves on investments in PEPs and Participating Loans. The allowance for losses on investments in PEPs is based on the fair value of the properties underlying the PEPs. A reserve for the Participating Loans is established for the difference between the recorded investment in the Participating Loans and the fair value of the underlying collateral. The fair value of the properties underlying the PEPs and the collateral for the Participating Loans is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The allowances are periodically reviewed and adjustments are made to the allowances when there are significant changes in the estimated net realizable value of the properties underlying the PEPs or the underlying collateral for the loans. Internal property valuations and reviews performed during 1996 indicated that the investment in PEPs and Participating Loans recorded on the balance sheet at June 30, 1996, required no adjustments to current carrying amounts.

The overall status of the Fund's Permanent Investments has remained relatively constant since March 31, 1996.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                         June 30, 1996       June 30, 1995           From 1995
                                                                        --------------      --------------      --------------
Mortgage and mortgage-backed securities income                          $      767,788      $      860,804      $      (93,016)
Equity in earnings of property partnerships                                     60,183              26,887              33,296
Rental income                                                                  603,042             572,179              30,863
Interest income on participating loans                                          60,966              63,323              (2,357)
Interest income on temporary cash investments
  and U.S. government securities                                                99,668             104,151              (4,483)
                                                                        --------------      --------------      --------------
                                                                             1,591,647           1,627,344             (35,697)
                                                                        --------------      --------------      --------------
General and administrative expenses                                            242,892             202,029              40,863
Real estate operating expenses                                                 325,124             267,569              57,555
Depreciation                                                                    81,009             118,750             (37,741)
Interest expense                                                               196,909             185,860              11,049
                                                                        --------------      --------------      --------------
                                                                               845,934             774,208              71,726
                                                                        --------------      --------------      --------------
Net income                                                              $      745,713      $      853,136      $     (107,423)
                                                                        ==============      ==============      ==============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                           For the Six         For the Six            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                         June 30, 1996       June 30, 1995           From 1995
                                                                        --------------      --------------      --------------
Mortgage and mortgage-backed securities income                          $    1,562,637      $    1,731,061      $     (168,424)
Equity in earnings of property partnerships                                    122,099              71,536              50,563
Rental income                                                                1,179,964           1,132,889              47,075
Interest income on participating loans                                         125,451             130,767              (5,316)
Interest income on temporary cash investments
  and U.S. government securities                                               207,767             205,245               2,522
                                                                        --------------      --------------      --------------
                                                                             3,197,918           3,271,498             (73,580)
                                                                        --------------      --------------      --------------
General and administrative expenses                                            456,986             393,203              63,783
Real estate operating expenses                                                 625,047             506,919             118,128
Depreciation                                                                   162,018             237,500             (75,482)
Interest expense                                                               392,899             388,470               4,429
                                                                        --------------      --------------      --------------
                                                                             1,636,950           1,526,092             110,858
                                                                        --------------      --------------      --------------
Net income                                                              $    1,560,968      $    1,745,406      $     (184,438)
                                                                        ==============      ==============      ==============

The decrease in mortgage and mortgage-backed securities income for the quarter and six months ended June 30, 1996, compared to the same periods in 1995, is due to the continued amortization of the principal balances of the mortgage-backed securities.

Equity in earnings of property partnerships is a function of the cash flow received by the Fund from its PEP interests in the operating partnerships which own certain of the properties as well as the Fund's allocable share of earnings generated by these properties. Equity in earnings of property partnerships increased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995, due primarily to an increase in earnings generated by Grand Villa. This increase in earnings was due to a significant increase in Grand Villa's average occupancy.

The decrease in interest income on Participating Loans for the quarter and six months ended June 30, 1996, compared to the same periods in 1995, is attributable to the Fund recording income on the Avalon Ridge property when it is received. The rate of interest received, which is lower than the base interest rate, fluctuates with the cash flow generated by this property.

Rental income, net of real estate operating expenses and depreciation, from the properties acquired by the Fund in settlement of PEPs increased by $11,049 for the quarter and $4,429 for the six months ended June 30, 1996, compared to the same periods in 1995. This increase resulted from an increase in rental income resulting from an increase in average occupancy and a decrease in depreciation expense partially offset by higher real estate operating expenses due primarily to increases in repairs and maintenance expenses, property improvements, real estate taxes and utility expenses. The increase in net rental income was entirely offset by increases in interest paid by the Fund on the mortgage loans it has assumed on these properties. Since interest is paid only to the extent of available cash flow from these properties, the Fund records more interest expense as such cash flow increases.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income on temporary cash investments decreased by $4,483 for the quarter ended June 30, 1996, compared to the same period in 1995, primarily due to the investment in U.S. government securities during 1995 earning a higher rate of interest. The U.S. government securities were purchased on March 30, 1995 and matured March 31, 1996.

The increase in general and administrative expenses for the quarter ended June 30, 1996, compared to the same period in 1995, was due to increases in:
(i) salaries and related expenses of approximately $30,000; (ii) professional fees of approximately $7,000; (iii) other administrative expenses of approximately $9,000; offset by a decrease of approximately $5,000 in administrative fees paid to the general partner. The increase in general and administrative expenses for the six months ended June 30, 1996, compared to the same period in 1995, is due to increases in: (i) salaries and related expenses of approximately $61,000; (ii) professional fees of approximately $14,000; and (iii) other general and administrative expenses of approximately $13,000; offset by a decrease of approximately $24,000 in administrative fees paid to the general partner due to the property owners incurring more of such fees.

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

Dated:  August 13, 1996      AMERICA FIRST PARTICIPATING/
                              PREFERRED EQUITY MORTGAGE FUND
                              LIMITED PARTNERSHIP

                              By America First Capital
                                   Associates Limited
                                   Partnership Three, General
                                   Partner

                              By America First Companies L.L.C.,
                                   General Partner

                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President, Secretary,
                                   Treasurer and Chief Financial
                                   Officer


Dated:  August 13, 1996      AMERICA FIRST PARTICIPATING/
                              PREFERRED EQUITY MORTGAGE FUND

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