Form 10-Q
period 1996-09-30
AMERICA FIRST PARTICIPATING PREFERRED EQUITY MORTGAGE FUND
filed 1996-11-12
CIK 789951

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1996 or

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
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED BALANCE SHEETS
(UNAUDITED)

                                                                                            Sept. 30, 1996       Dec. 31, 1995
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which approximates market value              $    8,624,256      $    2,573,156
  Investment in U.S. government securities                                                            -              5,025,000
  Investment in mortgage-backed securities (Note 4)                                             38,161,286          43,103,240
  Investment in preferred equity participations (PEPs), net of valuation allowance (Note 5)        312,163             325,517
  Investment in real estate (Note 6)                                                             6,436,955           6,668,864
  Investment in participating loans, net of valuation allowance (Note 7)                         2,960,000           2,960,000
  Interest receivable                                                                              310,132             374,487
  Investment evaluation fees, net                                                                  593,200             610,477
  Other assets                                                                                   3,248,964           2,925,362
                                                                                            --------------      --------------
                                                                                            $   60,646,956      $   64,566,103
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 9)                                                               $      265,103      $      316,778
    Distributions payable (Note 3)                                                                 512,361           1,029,143
    Mortgage notes payable (Note 10)                                                             9,614,760           9,614,760
                                                                                            --------------      --------------
                                                                                                10,392,224          10,960,681
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                    100                 100
    Passthrough Certificate Holder ($21,755 per certificate in 1996 and $23,060 in 1995)         2,175,469           2,305,965
    Exchangeable Unit Holders ($8.70 per unit in 1996 and $9.22 in 1995)                        48,079,163          51,299,357
                                                                                            --------------      --------------
                                                                                                50,254,732          53,605,422
                                                                                            --------------      --------------
                                                                                            $   60,646,956      $   64,566,103
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1996      Sept. 30, 1995
                                                    --------------      --------------      --------------      --------------
Income
 Mortgage and mortgage-backed securities income     $      735,828      $      847,493      $    2,298,465      $    2,578,554
 Equity in earnings of property partnerships                84,125              15,175             206,224              86,711
 Rental income                                             608,048             569,747           1,788,012           1,702,636
 Interest income on participating loans                     59,030              60,124             184,481             190,891
 Interest income on temporary cash investments and
  U.S. government securities                               117,171              98,095             324,938             303,340
                                                    --------------      --------------      --------------      --------------
                                                         1,604,202           1,590,634           4,802,120           4,862,132
                                                    --------------      --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 9)              222,849             216,344             679,835             609,547
 Real estate operating expenses                            288,652             152,493             913,699             659,412
 Depreciation                                               81,009             118,750             243,027             356,250
 Interest expense                                          238,387             298,504             631,286             686,974
                                                    --------------      --------------      --------------      --------------
                                                           830,897             786,091           2,467,847           2,312,183
                                                    --------------      --------------      --------------      --------------
Net income                                          $      773,305      $      804,543      $    2,334,273      $    2,549,949
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $        7,348      $        8,352      $       22,649      $       26,007
 Exchangeable Unit Holders                                 732,821             761,984           2,211,933           2,416,264
 Passthrough Certificate Holder                             33,136              34,207              99,691             107,678
                                                    --------------      --------------      --------------      --------------
                                                    $      773,305      $      804,543      $    2,334,273      $    2,549,949
                                                    ==============      ==============      ==============      ==============
Net income per exchangeable unit                    $          .13      $          .14      $          .40      $          .43
                                                    ==============      ==============      ==============      ==============
Net income per passthrough certificate              $       331.36      $       342.13      $       996.91      $     1,076.84
                                                    ==============      ==============      ==============      ==============
Weighted average number of units outstanding             5,528,867           5,570,692           5,546,717           5,609,606
                                                    ==============      ==============      ==============      ==============
Weighted average number of certificates outstanding            100                 100                 100                 100
                                                    ==============      ==============      ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

COMBINED STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
(UNAUDITED)

                                                          Passthrough Certificate         Exchangeable Unit
                                                                   Holders                     Holders
                                                         --------------------------   -------------------------
                                               General           # of
                                               Partner   Certificates        Amount   # of Units         Amount          Total
                                              --------   ------------  ------------   ----------   ------------   ------------
Partners' Capital (excluding net unrealized
    holding gains (losses))
  Balance at December 31, 1995                $    100            100  $  2,271,186    5,562,267   $ 50,525,558   $ 52,796,844
  Net income                                    22,649             -         99,691         -         2,211,933      2,334,273
  Cash distributions paid or accrued (Note 3)  (22,649)            -       (198,675)        -        (4,407,976)    (4,629,300)
  Purchase of 36,470 units (Note 8)               -                -          1,242      (36,470)      (295,381)      (294,139)
                                              --------   ------------  ------------   ----------   ------------   ------------
                                                   100            100     2,173,444    5,525,797     48,034,134     50,207,678
                                              --------   ------------  ------------   ----------   ------------   ------------
Net unrealized holding gains (losses)
  Balance at December 31, 1995                    -                -         34,779         -           773,799        808,578
  Net change                                      -                -        (32,754)        -          (728,770)      (761,524)
                                              --------   ------------  ------------   ----------   ------------   ------------
                                                  -                -          2,025        -             45,029         47,054
                                              --------   ------------  ------------   ----------   ------------   ------------
Balance at September 30, 1996                 $    100            100  $  2,175,469    5,525,797   $ 48,079,163   $ 50,254,732
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

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1996      Sept. 30, 1995
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    2,334,273      $    2,549,949
  Adjustments to reconcile net income to
    net cash from operating activities:
      Equity in earnings of property partnerships                                                 (206,224)            (86,711)
      Depreciation                                                                                 243,027             356,250
      Amortization of discount on mortgage-backed
        and U.S. government securities                                                             (46,317)            (48,402)
      Decrease (increase) in interest receivable                                                    64,355             (85,180)
      Amortization of investment evaluation fees                                                    17,277              17,278
      Increase in other assets                                                                    (323,602)           (380,729)
      Decrease in accounts payable                                                                 (51,675)            (37,426)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    2,031,114           2,285,029
                                                                                            --------------      --------------
Cash flows from investing activities
  Maturity of U.S. government securities                                                         5,000,000                -
  Mortgage principal payments received                                                           4,251,747           2,158,879
  Acquisition of U.S. government securities                                                           -             (4,937,891)
  Acquisition of mortgage-backed securities                                                           -                (10,002)
  Distributions received from PEPs                                                                 219,578             226,869
  Investment in real estate                                                                        (11,118)            (30,630)
                                                                                            --------------      --------------
    Net cash provided by (used in) investing activities                                          9,460,207          (2,592,775)
                                                                                            --------------      --------------
Cash flows from financing activities
  Purchase of Units                                                                               (294,139)           (928,656)
  Distributions paid                                                                            (5,146,082)         (4,701,143)
                                                                                            --------------      --------------
    Net cash used in financing activities                                                       (5,440,221)         (5,629,799)
                                                                                            --------------      --------------
Net increase (decrease) in cash and temporary cash investments                                   6,051,100          (5,937,545)
Cash and temporary cash investments at beginning of period                                       2,573,156           7,806,496
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    8,624,256      $    1,868,951
                                                                                            ==============      ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                  $      631,286      $      686,974
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

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

2.	Summary of Significant Accounting Policies

 A)Financial Statement Presentation

 	 The financial statements include the combined statements of the Fund and the Partnership and have been prepared without audit. The combined financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 1996, and results of operations for all periods presented have been made.

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

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

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

   The allowance for losses on Participating Loans is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on outstanding loans. Reserves are established for loans which management considers impaired. Loans are considered impaired when it is probable that the Fund will be unable to collect amounts due according to the contractual terms of the loan agreements. Based on this analysis, all Participating Loans were considered impaired at September 30, 1996. A reserve is established for the difference between the recorded investment in the Participating Loans and the fair value of the underlying collateral.

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

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

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

4. Investment in Mortgage-Backed Securities

The mortgage-backed securities held by the Partnership represent Government National Mortgage Association (GNMA) Certificates and Federal National Mortgage Association (FNMA) Certificates. The GNMA Certificates are backed by first mortgage loans on multifamily residential properties and pools of single- family properties. The FNMA Certificates are backed by pools of single-family properties. The GNMA Certificates are debt securities issued by a private mortgage lender and are guaranteed by GNMA as to the full and timely payment of principal and interest on the underlying loans. The FNMA Certificates are debt securities issued by FNMA and are guaranteed by FNMA as to the full and timely payment of principal and interest on the underlying loans.

At September 30, 1996, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $14,695,891, $561,431 and $15,257,322, respectively.

At September 30, 1996, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses and the aggregate fair value of available-for-sale securities were $23,418,343, $450,892, $403,840 and $23,465,395 respectively.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

Descriptions of the Fund's mortgage-backed securities at September 30, 1996, are as follows:

                                                               Number       Interest            Maturity            Carrying
Type of Security and Name             Location               of Units           Rate                Date              Amount
----------------------------------    ------------------     --------       --------        ------------        ------------
Held-to-Maturity
 GNMA Certificates:
  The Parklane                        Salt Lake City, UT           94          9.25%          03/15/2029        $  6,400,340
  Grand Villa                         Grand Junction, CO           46          9.25%          03/15/2029           1,993,750
  Cambridge Court                     Kearney, NE                  41          9.25%          02/15/2029           1,945,278
  Hickory Villa                       Omaha, NE                    57          9.25%          02/15/2029           2,518,453
  Pools of single-family properties                                            9.58% (1)            2017           1,797,694
  Pools of single-family properties                                            9.62% (1)    2016 to 2017              40,376
                                                                                                                ------------
                                                                                                                  14,695,891
                                                                                                                ------------
Available-for-Sale
 GNMA Certificates:
  Pools of single-family properties                                            8.56% (1)    2016 to 2020           2,852,880 (2)
  Pools of single-family properties                                            9.30% (1)      07/15/2021           1,584,627 (2)
  Pools of single-family properties                                            8.76% (1)            2021             902,457 (2)
  Pools of single-family properties                                            8.76% (1)      05/15/2021             376,747 (2)
  Pools of single-family properties                                            8.25% (1)    2021 to 2022           2,271,696 (2)
  Pools of single-family properties                                            6.50% (1)            2023           4,091,191 (2)
  Pools of single-family properties                                            6.03% (1)            2008           2,197,918 (2)
  Pools of single-family properties                                            7.13% (1)            2009           6,317,139 (2)
 FNMA Certificates:
  Pools of single-family properties                                            5.52% (1)            2000           2,870,740 (2)
                                                                                                                ------------
                                                                                                                  23,465,395
                                                                                                                ------------
                                                                                                                $ 38,161,286
                                                                                                                ============
(1)Represents yield to the Fund.
(2)Reserve account asset - see Note 8.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1995                                                                                    $ 43,103,240
Addition
 Amortization of discount on mortgage-backed securities                                                               30,457
Deductions
 Mortgage principal payments received                                                                             (4,251,747)
 Net change in unrealized holding gains (losses) on available-for-sale securities                                   (720,664)
                                                                                                                ------------
Balance at September 30, 1996                                                                                   $ 38,161,286
                                                                                                                ============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

5. Investment in Preferred Equity Participations (PEPs)

The PEPs consist of interests in limited partnerships which own properties financed by the Fund. The limited partnership agreements provide for a participation in the net cash flow and net sale or refinancing proceeds of the properties subject to various priority payments.

Descriptions of the PEPs held at September 30, 1996, are as follows:

                                                                                                                    Carrying
Name                                Location                     Partnership Name                                     Amount
--------------------------          ------------------           --------------------------------------         ------------
Harmony Bay Apartments              Roswell, GA                  Harmony Bay Associates, Ltd.                   $    887,388
Grand Villa                         Grand Junction, CO           Stazier Associates Grand Junction Ltd.              207,244
Cambridge Court                     Kearney, NE                  Stazier Associates Kearney Ltd.                     121,780
The Parklane                        Salt Lake City, UT           Congregate Care Company                                -
Hickory Villa                       Omaha, NE                    Stazier Associates Omaha Ltd.                          -
                                                                                                                ------------
                                                                                                                   1,216,412
Less valuation allowance                                                                                            (904,249)
                                                                                                                ------------
                                                                                                                $    312,163
                                                                                                                ============

Reconciliation of the carrying amount of the PEPs is as follows:

Balance at December 31, 1995                                                                                    $  1,279,785
Equity in earnings of property partnerships                                                                          206,224
Distributions received from PREPs                                                                                   (219,578)
Write off (1)                                                                                                        (50,019)
                                                                                                                ------------
Balance at September 30, 1996                                                                                   $  1,216,412
                                                                                                                ============

The following summarizes the activity in the valuation allowance:

Balance at December 31, 1995                                                                                    $    954,268
Write off (1)                                                                                                        (50,019)
                                                                                                                ------------
Balance at September 30, 1996                                                                                   $    904,249
                                                                                                                ============

(1)Timber Cove Apartments was sold at a foreclosure auction effective September 29, 1996. Therefore, the Fund no longer holds a PEP investment in this property. The valuation allowance previously established for the full amount of this PEP investment was written off.

6. Real Estate Acquired in Settlement of PEPs

The rental income and real estate operating, interest and depreciation expenses of the properties owned by the Fund have been consolidated with the Fund's operations and are reflected in the combined financial statements.

                                                                   Number               Carrying
Name                                Location                     of Units                 Amount
--------------------------          ------------------           --------           ------------
Meadow Brook Apartments             Amelia, OH                        168           $  3,470,774
Morrowood Townhouses                Morrow, GA                        264              6,013,074
                                                                                    ------------
                                                                                       9,483,848
Less accumulated depreciation                                                         (3,046,893)
                                                                                    ------------
                                                                                    $  6,436,955
                                                                                    ============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

Reconciliation of the carrying amount of the real estate held is as follows:

Balance at December 31, 1995                                                        $  6,668,864
 Investment in real estate                                                                11,118
 Depreciation                                                                           (243,027)
                                                                                    ------------
Balance at September 30, 1996                                                       $  6,436,955
                                                                                    ============

7.	Investment in Participating Loans

The Participating Loans are collateralized by first mortgages on properties jointly financed with America First Apartment Investors, L.P., whose general partner is an affiliate of AFCA 3. The Participating Loan agreements call for payment of base interest and additional interest out of a portion of the net cash flow or net sale or refinancing proceeds of the properties.

Descriptions of the Participating Loans held as of September 30, 1996, are as follows:

                                                                                    Base
                                                                   Number       Interest           Maturity         Carrying
Name                                    Location                 of Units           Rate (1)           Date           Amount
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

(2)Interest is recognized as income on the cash basis which is at a rate lower
	   than the base interest rate.  The amount of foregone interest for 1996 was
	   $66,394 ($24,595 for the quarter ended September 30, 1996)

8.	Fund Reserve Account

The Fund maintains a reserve account which consisted of the following at September 30, 1996:

Cash and temporary cash investments                 $    8,181,451
GNMA Certificates                                       20,594,655
FNMA Certificates                                        2,870,740
                                                    --------------
                                                    $   31,646,846
                                                    ==============

The reserve account was established to maintain working capital for the Fund and is available to supplement distributions to investors and for any contingencies related to the ownership of the investments and the operation of the Fund. The GNMA Certificates mature between 2008 and 2023 and the FNMA Certificates mature in 2000.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

On September 12, 1990, June 7, 1995 and July 25, 1995, management announced its intent to utilize a portion of the reserve account to acquire a maximum of 200,000 Exchangeable Units (Units) in the over-the-counter market. Through September 30, 1996, 196,730 Units (36,470 during 1996 and 16,720 during the quarter ended September 30, 1996) had been acquired at a total cost of $1,823,521 ($294,139 for 1996 and $131,920 for the quarter ended
September 30, 1996).

9.	Transactions with Related Parties

Substantially all of the Fund's general and administrative expenses are paid by AFCA 3 or an affiliate and reimbursed by the Fund. The amount of such expenses reimbursed to AFCA 3 during 1996 was $541,051 ($134,175 for the quarter ended September 30, 1996). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 3 is entitled to an administrative fee of .35% per annum of the outstanding amount of investments of the Fund to be paid by the Fund to the extent such amount is not paid by property owners. During 1996, AFCA 3 earned administrative fees of $178,618 ($59,284 for the quarter ended
September 30, 1996). Of this amount, $129,184 ($44,247 for the quarter ended September 30, 1996) was paid by the Fund and the remainder was paid by property owners.

An affiliate of AFCA 3 has been retained to provide property management services for Morrowood Townhouses, Avalon Ridge, Harmony Bay Apartments and Meadow Brook Apartments (effective in September 1996). The fees for services provided represent the lower of: (i) costs incurred in providing management of the property; or, (ii) customary fees for such services determined on a competitive basis. Total fees amounted to $133,807 in 1996 ($47,755 for the quarter ended September 30, 1996).

10. Mortgage Notes Payable

The Fund assumed the following mortgage notes payable as a result of the acquisition of real estate in settlement of PEPs.



                                       Interest                 Maturity                    Monthly
Collateral                                 Rate                     Date                    Payment                  Balance
------------------------               --------               ----------               ------------             ------------
Meadow Brook Apartments                   9.50%               11/25/2022              $      24,374             $  3,569,236
Morrowood Townhouses                      9.50%               11/19/2022                     44,118                6,045,524
                                                                                                                ------------
Balance at September 30, 1996                                                                                   $  9,614,760
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

Liquidity and Capital Resources

The Fund originally acquired: (i) ten mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association
(GNMA) collateralized by first mortgage loans on multifamily housing properties located in seven states, GNMA Certificates backed by pools of single-family mortgages (the GNMA Certificates); (ii) a first mortgage loan insured by the Federal Housing Administration (the FHA Loan) on a retirement living center located in California; (iii) limited partnership interests
(PEPs) in eleven limited partnerships which own the multifamily properties financed by the GNMA Certificates and the FHA Loan; and (iv) two participating first mortgage loans (the Participating Loans) on multifamily housing properties financed in part by an affiliated mortgage fund. The FHA Loan and six of the GNMA Certificates collateralized by multifamily properties have been repaid which left the Fund with only the PEPs on these properties. Under the terms of the limited partnership agreements for the PEPs, the Fund has removed the general partners of seven of the limited partnerships owning multifamily properties. In three cases, the Fund acquired the general partners' interest in the limited partnerships in addition to its PEP. Accordingly, the Fund became the indirect owner of the entire equity interest in these properties and began accounting for them as investments in real estate (the "Real Estate Interests"). One of these properties was foreclosed upon by GNMA in 1989 and, therefore, the Fund no longer holds an interest in this property. In the remaining four limited partnerships, a substitute limited partner was admitted and acquired a portion of the removed general partner's interest. The Fund continued to own PEPs in these properties until 1995 when Casa Sandoval was sold in foreclosure and the Fund withdrew as the limited partner from Moonraker Apartments. Additionally, effective
September 29, 1996, Timber Cove Apartments was sold at a foreclosure auction. As a result of the foregoing, the Fund continues to hold four GNMA Certificates, five PEPs, two Real Estate Interests and two Participating Loans.

The following table shows the occupancy levels of the properties financed by the Fund in which the Fund continues to hold an interest at September 30, 1996:

                                                                                                 Number              Percentage
                                                                          Number               of Units                of Units
 Property Name                           Location                       of Units               Occupied                Occupied
-----------------------------            ------------------            ---------             ----------             -----------
 The Parklane                            Salt Lake City, UT                   94                     94                    100%
 Grand Villa                             Grand Junction, CO                   46                     46                    100%
 Cambridge Court                         Kearney, NE                          41                     41                    100%
 Hickory Villa                           Omaha, NE                            57                     53                     93%
 Harmony Bay Apartments                  Roswell, GA                         300                    280                     93%
 Meadow Brook Apartments (1)             Amelia, OH                          168                    153                     91%
 Morrowood Townhouses (1)                Morrow, GA                          264                    254                     96%
 Avalon Ridge                            Renton, WA                          356                    321                     90%
 Jackson Park Place                      Fresno, CA                          296                    283                     96%
                                                                       ---------             ----------             -----------
                                                                           1,622                  1,525                     94%
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

Distributions

Cash distributions paid or accrued were as follows:




                                                             For the Nine Months Ended            For the Nine Months Ended
                                                                  Sept. 30, 1996                       Sept. 30, 1995
                                                          -------------------------------      -------------------------------
                                                                                      Per                                  Per
                                                               Per Unit       Certificate           Per Unit       Certificate
                                                          -------------     -------------      -------------     -------------
Regular monthly distributions
 Income distributed                                       $       .3988     $      996.91      $       .4307     $    1,076.84
 Return of capital                                                .3959            989.84              .3640            909.91
                                                          -------------     -------------      -------------     -------------
                                                          $       .7947     $    1,986.75      $       .7947     $    1,986.75
                                                          =============     =============      =============     =============
Distributions
 Paid out of current and prior undistributed cash flow    $       .7947     $    1,986.75      $       .7947     $    1,986.75
                                                          =============     =============      =============     =============

Regular monthly distributions to investors consist primarily of interest and principal received on mortgage-backed securities. Additional cash for distributions is received from PEPs and other investments. The Fund may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Fund is permitted to replenish its reserves through the sale or refinancing of assets. During 1996, a net amount of $1,970,074 ($707,003 for the quarter ended September 30, 1996) of undistributed mortgage principal payments was placed in reserves. In addition, during the quarter ended September 30, 1996, the Partnership withdrew $294,139 from reserves to purchase 36,470 Exchangeable Units (Units). The total amount held in reserves at September 30, 1996, was $31,646,846 of which $23,465,395 was invested in GNMA and FNMA Certificates.

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

PEPs and Participating Loans, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PEPs or collateralizing the Participating Loans. It is the policy of the management of the Fund to make a periodic review of the real estate underlying the PEPs or collateralizing the Participating Loans in order to establish, when necessary, valuation reserves on investments in PEPs and Participating Loans. The allowance for losses on investments in PEPs is based on the fair value of the properties underlying the PEPs. A reserve for the Participating Loans is established for the difference between the recorded investment in the Participating Loans and the fair value of the underlying collateral. The fair value of the properties underlying the PEPs and the collateral for the Participating Loans is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The allowances are periodically reviewed and adjustments are made to the allowances when there are significant changes in the estimated net realizable value of the properties underlying the PEPs or the underlying collateral for the loans. Internal property valuations and reviews performed during 1996 indicated that the investment in PEPs and Participating Loans recorded on the balance sheet at September 30, 1996, required no adjustments to current carrying amounts.

Effective September 29, 1996, Timber Cove Apartments was sold at a foreclosure auction. Therefore, the Fund no longer has a PEP investment in this property. Since a valuation allowance had previously been established for the full amount of this PEP investment, no additional loss to the Fund occurred as a result of the foreclosure.

The overall status of the Fund's other Permanent Investments has remained relatively constant since June 30, 1996.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        Sept. 30, 1996      Sept. 30, 1995           From 1995
                                                                        --------------      --------------      --------------
Mortgage and mortgage-backed securities income                          $      735,828      $      847,493      $     (111,665)
Equity in earnings of property partnerships                                     84,125              15,175              68,950
Rental income                                                                  608,048             569,747              38,301
Interest income on participating loans                                          59,030              60,124              (1,094)
Interest income on temporary cash investments
  and U.S. government securities                                               117,171              98,095              19,076
                                                                        --------------      --------------      --------------
                                                                             1,604,202           1,590,634              13,568
                                                                        --------------      --------------      --------------
General and administrative expenses                                            222,849             216,344               6,505
Real estate operating expenses                                                 288,652             152,493             136,159
Depreciation                                                                    81,009             118,750             (37,741)
Interest expense                                                               238,387             298,504             (60,117)
                                                                        --------------      --------------      --------------
                                                                               830,897             786,091              44,806
                                                                        --------------      --------------      --------------
Net income                                                              $      773,305      $      804,543      $      (31,238)
                                                                        ==============      ==============      ==============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                        Sept. 30, 1996      Sept. 30, 1995           From 1995
                                                                        --------------      --------------      --------------
Mortgage and mortgage-backed securities income                          $    2,298,465      $    2,578,554      $     (280,089)
Equity in earnings of property partnerships                                    206,224              86,711             119,513
Rental income                                                                1,788,012           1,702,636              85,376
Interest income on participating loans                                         184,481             190,891              (6,410)
Interest income on temporary cash investments
  and U.S. government securities                                               324,938             303,340              21,598
                                                                        --------------      --------------      --------------
                                                                             4,802,120           4,862,132             (60,012)
                                                                        --------------      --------------      --------------
General and administrative expenses                                            679,835             609,547              70,288
Real estate operating expenses                                                 913,699             659,412             254,287
Depreciation                                                                   243,027             356,250            (113,223)
Interest expense                                                               631,286             686,974             (55,688)
                                                                        --------------      --------------      --------------
                                                                             2,467,847           2,312,183             155,664
                                                                        --------------      --------------      --------------
Net income                                                              $    2,334,273      $    2,549,949      $     (215,676)
                                                                        ==============      ==============      ==============

The decrease in mortgage and mortgage-backed securities income for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995, is due to the continued amortization of the principal balances of the mortgage-backed securities.

Equity in earnings of property partnerships is a function of the cash flow received by the Fund from its PEP interests in the operating partnerships which own certain of the properties as well as the Fund's allocable share of earnings generated by these properties. Equity in earnings of property partnerships increased for the quarter and nine months ended
September 30, 1996, compared to the same periods in 1995, due primarily to increases in earnings generated by Grand Villa, The Parklane and Cambridge Court. These increases in earnings were due to increases in average occupancy of these properties, particularly Grand Villa. Grand Villa's average occupancy increased 25% and 20% for the quarter and nine months ended September 30, 1996, respectively, compared to the same periods in 1995.

The decrease in interest income on Participating Loans for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995, is attributable to the Fund recording income on the Avalon Ridge property when it is received. The rate of interest received, which is lower than the base interest rate, fluctuates with the cash flow generated by this property.

Rental income, net of real estate operating expenses and depreciation, from the properties acquired by the Fund in settlement of PEPs decreased by $60,117 for the quarter and $55,688 for the nine months ended September 30, 1996, compared to the same periods in 1995. This decrease resulted from higher real estate operating expenses due primarily to increases in repairs and maintenance expenses, property improvements, real estate taxes and utility expenses which were partially offset by an increase in rental income resulting from a slight increase in average occupancy and a decrease in depreciation expense. The decrease in net rental income was entirely offset by decreases in interest paid by the Fund on the mortgage loans it has assumed on these properties. Since interest is paid only to the extent of available cash flow from these properties, the Fund records less interest expense as such cash flow decreases.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income on temporary cash investments increased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995, primarily due to an increase in reserve cash due to the continued amortization of the principal balances of the mortgage-backed securities.

The increase in general and administrative expenses for the quarter ended September 30, 1996, compared to the same period in 1995, was due to increases in: (i) salaries and related expenses of approximately $4,000 and (ii) other general and administrative expenses of approximately $2,500. The increase in general and administrative expenses for the nine months ended
September 30, 1996, compared to the same period in 1995, is due to increases in: (i) salaries and related expenses of approximately $65,000; (ii) professional fees of approximately $14,000 and (iii) other general and administrative expenses of approximately $18,000; offset by a decrease of approximately $27,000 in administrative fees paid to the general partner due to the property owners incurring more of such fees.

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

Dated:  November 12, 1996    AMERICA FIRST PARTICIPATING/
                              PREFERRED EQUITY MORTGAGE FUND
                              LIMITED PARTNERSHIP

                              By America First Capital
                                   Associates Limited
                                   Partnership Three, General
                                   Partner

                              By America First Companies L.L.C.,
                                   General Partner

                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President, Secretary,
                                   Treasurer and Chief Financial
                                   Officer


Dated:  November 12, 1996    AMERICA FIRST PARTICIPATING/
                              PREFERRED EQUITY MORTGAGE FUND

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