Form 10-Q
period 1997-03-31
AMERICA FIRST PARTICIPATING PREFERRED EQUITY MORTGAGE FUND
filed 1997-05-15
CIK 789951

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1997 or

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
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED BALANCE SHEETS
(UNAUDITED)

                                                                                            March 31, 1997       Dec. 31, 1996
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which approximates market value              $    9,210,423      $    9,001,666
  Investment in mortgage-backed securities (Note 4)                                             36,079,456          37,322,028
  Investment in preferred equity participations (PEPs), net of valuation allowance (Note 5)        261,827             324,607
  Investment in real estate (Note 6)                                                             6,309,500           6,381,300
  Investment in participating loans, net of valuation allowance (Note 7)                         2,960,000           2,960,000
  Interest receivable                                                                              300,298             305,606
  Investment evaluation fees, net                                                                  581,682             587,441
  Other assets                                                                                   3,359,571           3,262,057
                                                                                            --------------      --------------
                                                                                            $   59,062,757      $   60,144,705
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 9)                                                               $      337,721      $      338,586
    Distributions payable (Note 3)                                                                 512,023             512,457
    Mortgage notes payable (Note 10)                                                             9,590,833           9,590,833
                                                                                            --------------      --------------
                                                                                                10,440,577          10,441,876
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                    100                 100
    Exchangeable Unit Holders ($8.42 per unit in 1997 and $8.61 in 1996)                        48,622,080          49,702,729
                                                                                            --------------      --------------
                                                                                                48,622,180          49,702,829
                                                                                            --------------      --------------
                                                                                            $   59,062,757      $   60,144,705
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1997      March 31, 1996
                                                                                            --------------      --------------
Income
  Mortgage and mortgage-backed securities income                                            $      691,320      $      794,849
  Equity in earnings of property partnerships                                                      169,713              61,916
  Rental income                                                                                    627,716             576,922
  Interest income on participating loans                                                            62,520              64,485
  Interest income on temporary cash investments
    and U.S. government securities                                                                 119,567             108,099
                                                                                            --------------      --------------
                                                                                                 1,670,836           1,606,271
                                                                                            --------------      --------------
Expenses
  General and administrative expenses (Note 9)                                                     240,701             214,094
  Real estate operating expenses                                                                   346,563             299,923
  Depreciation                                                                                      75,628              81,009
  Interest expense                                                                                 205,525             195,990
                                                                                            --------------      --------------
                                                                                                   868,417             791,016
                                                                                            --------------      --------------
Net income                                                                                  $      802,419      $      815,255
                                                                                            ==============      ==============
Net income allocated to:
  General Partner                                                                           $        6,782      $        7,990
  Exchangeable Unit Holders                                                                        795,637             772,542
  Passthrough Certificate Holder                                                                      -                 34,723
                                                                                            --------------      --------------
                                                                                            $      802,419      $      815,255
                                                                                            ==============      ==============
Net income per exchangeable unit                                                            $          .14      $          .14
                                                                                            ==============      ==============
Net income per passthrough certificate                                                      $         -         $       347.23
                                                                                            ==============      ==============
Weighted average number of units outstanding                                                     5,775,797           5,562,267
                                                                                            ==============      ==============
Weighted average number of certificates outstanding                                                   -                    100
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

COMBINED STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1997
(UNAUDITED)

                                                                            Exchangeable Unit Holders
                                                                        ----------------------------------
                                                           General
                                                           Partner          # of Units              Amount               Total
                                                    --------------      --------------      --------------      --------------
Partners' Capital (excluding net unrealized
    holding gains (losses))
  Balance at December 31, 1996                      $          100           5,775,797      $   49,399,062      $   49,399,162
  Net income                                                 6,782                -                795,637             802,419
  Cash distributions paid or accrued (Note 3)               (6,782)               -             (1,530,008)         (1,536,790)
                                                    --------------      --------------      --------------      --------------
                                                               100           5,775,797          48,664,691          48,664,791
                                                    --------------      --------------      --------------      --------------
Net unrealized holding gains (losses)
  Balance at December 31, 1996                                -                   -                303,667             303,667
  Net change                                                  -                   -               (346,278)           (346,278)
                                                    --------------      --------------      --------------      --------------
                                                              -                   -                (42,611)            (42,611)
                                                    --------------      --------------      --------------      --------------
Balance at March 31, 1997                           $          100           5,775,797      $   48,622,080      $   48,622,180
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

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                            March 31, 1997      March 31, 1996
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $      802,419      $      815,255
  Adjustments to reconcile net income to
    net cash from operating activities:
      Equity in earnings of property partnerships                                                 (169,713)            (61,916)
      Depreciation                                                                                  75,628              81,009
      Amortization of discount on mortgage-backed
        and U.S. government securities                                                              (7,314)            (22,397)
      Decrease in interest receivable                                                                5,308              72,666
      Amortization of investment evaluation fees                                                     5,759               5,759
      Increase in other assets                                                                     (97,514)            (63,175)
      Decrease in accounts payable                                                                    (865)            (75,826)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                      613,708             751,375
                                                                                            --------------      --------------
Cash flows from investing activities
  Mortgage principal payments received                                                             903,608           1,146,389
  Distributions received from PEPs                                                                 232,493              49,993
  Investment in real estate                                                                         (3,828)             (3,645)
  Maturity of U.S. government securities                                                              -              5,000,000
                                                                                           	--------------      --------------
    Net cash provided by investing activities                                                    1,132,273           6,192,737
                                                                                            --------------      --------------
Cash flows used in financing activity
  Distributions paid                                                                            (1,537,224)         (1,547,481)
                                                                                            --------------      --------------
Net increase in cash and temporary cash investments                                                208,757           5,396,631
Cash and temporary cash investments at beginning of period                                       9,001,666           2,573,156
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $    9,210,423      $    7,969,787
                                                                                            ==============      ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                  $      205,525      $      195,990
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

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

2.	Summary of Significant Accounting Policies

 A)Financial Statement Presentation

   The financial statements include the combined statements of the Fund and the Partnership and have been prepared without audit. The combined financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The combined financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 1997, and results of operations for all periods presented have been made.

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

 B)Investment in Mortgage-Backed Securities

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

C) Investment in Participating Loans

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

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

   The allowance for losses on Participating Loans is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on outstanding loans. Reserves are established for loans which management considers impaired. Loans are considered impaired when it is probable that the Fund will be unable to collect amounts due according to the contractual terms of the loan agreements. Based on this analysis, all Participating Loans were considered impaired at March 31, 1997. A reserve is established for the difference between the recorded investment in the Participating Loans and the fair value of the underlying collateral. The allowance is periodically reviewed and adjusted when there are significant changes in the estimated net realizable value of the underlying collateral for the Participating Loans.

 D)Investment in Preferred Equity Participations (PEPs)

   The investment in PEPs consist of interests in limited partnerships which own the properties underlying the mortgage-backed securities and are accounted for using the equity method. PEPs are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PEPs.

   The allowance for losses on investments in PEPs is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on investments in PEPs. The allowance is based on the fair value of the properties underlying the PEPs. The allowance is periodically reviewed and adjusted when there are significant changes in the fair value of the properties underlying the PEPs.

 E)Investment in Real Estate

   The investment in real estate is recorded at the lower of cost or estimated net realizable value. The carrying value of each property is periodically reviewed and adjusted when there are significant declines in the estimated net realizable value.

   Depreciation of real estate acquired in settlement of PEPs is based on the estimated useful life of the properties (ranging from 6 to 27 1/2 years) using the straight-line method.

 F)Income Taxes

   No provision has been made for income taxes since each Exchangeable Unit Holder or Passthrough Certificate Holder is required to report their share of the Partnership's or Fund's income for federal and state income tax purposes.

 G)Temporary Cash Investments

   Temporary cash investments are invested in short-term debt securities purchased with original maturities of three months or less.

 H)Investment Evaluation Fees

   The investment evaluation fees were incurred in connection with the acquisition of assets. These fees are being amortized over the life of the Fund.

 I)Net Income Per Exchangeable Unit and Passthrough Certificate

   Net income per Exchangeable Unit and Passthrough Certificate is allocated based on the weighted average number of exchangeable units and passthrough certificates outstanding during each period presented.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)


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

At March 31, 1997, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $14,446,351, $508,696 and $14,955,047, respectively.

At March 31, 1997, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses and the aggregate fair value of available-for-sale securities were $21,675,716, $341,851, $384,462 and $21,633,105 respectively.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

Descriptions of the Fund's mortgage-backed securities at March 31, 1997, are as follows:

                                                               Number       Interest            Maturity            Carrying
Type of Security and Name             Location               of Units           Rate                Date              Amount
----------------------------------    ------------------     --------       --------        ------------        ------------
Held-to-Maturity
 GNMA Certificates:
  The Parklane                        Salt Lake City, UT           94          9.25%          03/15/2029        $  6,385,328
  Grand Villa                         Grand Junction, CO           47          9.25%          03/15/2029           1,989,074
  Cambridge Court                     Kearney, NE                  42          9.25%          02/15/2029           1,940,678
  Hickory Villa                       Omaha, NE                    52          9.25%          02/15/2029           2,512,497
  Pools of single-family mortgages                                            	9.58% (1)            2017           1,597,231
  Pools of single-family mortgages                                            	9.62% (1)    2016 to 2017              21,543
                                                                                                                ------------
                                                                                                                  14,446,351
                                                                                                                ------------
Available-for-Sale
 GNMA Certificates:
  Pools of single-family mortgages                                            	8.56% (1)    2016 to 2020           2,634,495 (2)
  Pools of single-family mortgages                                            	9.30% (1)      07/15/2021           1,345,228 (2)
  Pools of single-family mortgages                                            	8.76% (1)            2021             850,883 (2)
  Pools of single-family mortgages                                            	8.76% (1)      						2021             367,667 (2)
  Pools of single-family mortgages                                            	8.25% (1)    2021 to 2022           1,813,467 (2)
  Pools of single-family mortgages                                            	6.50% (1)            2023           4,010,276 (2)
  Pools of single-family mortgages                                            	6.03% (1)            2008           2,078,263 (2)
  Pools of single-family mortgages                                            	7.13% (1)            2009           5,802,480 (2)
 FNMA Certificates:
  Pools of single-family mortgages                                            	5.52% (1)            2000           2,730,346 (2)
                                                                                                                ------------
                                                                                                                  21,633,105
                                                                                                                ------------
Balance at March 31, 1997                                                                                       $ 36,079,456
                                                                                                                ============
(1)Represents yield to the Fund.
(2)Reserve account asset - see Note 8.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1996                                                                                    $ 37,322,028
Addition
 Amortization of discount on mortgage-backed securities                                                                7,314
Deductions
 Mortgage principal payments received                                                                               (903,608)
 Net change in unrealized holding gains (losses) on available-for-sale securities                                   (346,278)
                                                                                                                ------------
Balance at March 31, 1997                                                                                       $ 36,079,456
                                                                                                                ============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

5. Investment in Preferred Equity Participations (PEPs)

The PEPs consist of interests in limited partnerships which own properties financed by the Fund. The limited partnership agreements provide for a participation in the net cash flow and net sale or refinancing proceeds of the properties subject to various priority payments.

Descriptions of the PEPs held at March 31, 1997, are as follows:

                                                                                                                    Carrying
Name                                Location                     Partnership Name                                     Amount
--------------------------          ------------------           --------------------------------------         ------------
Harmony Bay Apartments              Roswell, GA                  Harmony Bay Associates, Ltd.                   $    887,388
Grand Villa                         Grand Junction, CO           Stazier Associates Grand Junction Ltd.              167,726
Cambridge Court                     Kearney, NE                  Stazier Associates Kearney Ltd.                     110,962
The Parklane                        Salt Lake City, UT           Congregate Care Company                                -
Hickory Villa                       Omaha, NE                    Stazier Associates Omaha Ltd.                          -
                                                                                                                ------------
                                                                                                                   1,166,076
Less valuation allowance                                                                                            (904,249)
                                                                                                                ------------
Balance at March 31, 1997                                                                                       $    261,827
                                                                                                                ============

Reconciliation of the carrying amount of the PEPs is as follows:

Balance at December 31, 1996                                                                                    $  		324,607
	Equity in earnings of property partnerships                                                                         169,713
	Distributions received from PREPs                                                                                  (232,493)
                                                                                                                ------------
Balance at March 31, 1997                                                                                       $  		261,827
                                                                                                                ============



6. Real Estate Acquired in Settlement of PEPs

The rental income and real estate operating, interest and depreciation expenses of the properties owned by the Fund have been consolidated with the Fund's operations and are reflected in the combined financial statements.

Real estate acquired in settlement of PEPs is comprised of the following multifamily housing properties:

                                                                   Number               Carrying
Name                                Location                     of Units                 Amount
--------------------------          ------------------           --------           ------------
Meadow Brook Apartments             Amelia, OH                        168           $  3,470,774
Morrowood Townhouses                Morrow, GA                        264              6,020,730
                                                                                    ------------
                                                                                       9,491,504
Less accumulated depreciation                                                         (3,182,004)
                                                                                    ------------
Balance at March 31, 1997                                                           $  6,309,500
                                                                                    ============
Reconciliation of the carrying amount of the real estate held is as follows:

Balance at December 31, 1996                                                        $  6,381,300
 Investment in real estate                                                                 3,828
 Depreciation                                                                            (75,628)
                                                                                    ------------
Balance at March 31, 1997                                                           $  6,309,500
                                                                                    ============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1997
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

Descriptions of the Participating Loans held as of March 31, 1997, are as follows:

                                                                                    Base
                                                                   Number       Interest           Maturity         Carrying
Name                                    Location                 of Units           Rate (1)           Date           Amount
----------------------------------      ------------------       --------       --------       ------------     ------------
Avalon Ridge                            Renton, WA                    356            10% (2)       09/01/99     $  1,245,000
Jackson Park Place                      Fresno, CA                    296            10%           09/01/99        2,100,000
                                                                                                                ------------
                                                                                                                   3,345,000
Valuation allowance to net realizable value                                                                         (385,000)
                                                                                                                ------------
Balance at March 31, 1997                                                                                       $  2,960,000
                                                                                                                ============

(1)In addition to the base interest rate, the notes bear additional contingent
   	interest which, when combined with the base interest, is limited to a
	   cumulative, non-compounded amount not greater than 13% per annum.  The Fund
	   did not receive any additional contingent interest in 1997.

(2)Interest is recognized as income on the cash basis which is at a rate lower
	   than the base interest rate.  The amount of foregone interest for 1997 was
	   $21,105.

8.	Fund Reserve Account

The Fund maintains a reserve account which consisted of the following at March 31, 1997:

Cash and temporary cash investments                 $    8,689,011
GNMA Certificates                                       18,902,759
FNMA Certificates                                        2,730,346
                                                    --------------
                                                    $   30,322,116
                                                    ==============

The reserve account was established to maintain working capital for the Fund and is available to supplement distributions to investors and for any contingencies related to the ownership of the investments and the operation of the Fund. The GNMA Certificates mature between 2008 and 2023 and the FNMA Certificates mature in 2000.

Management has announced its intent to utilize a portion of the reserve account to acquire a maximum of 200,000 Exchangeable Units (Units) in the over-the-counter market. As of March 31, 1997, 196,730 Units (none for the quarter ended March 31, 1997) had been acquired at a total cost of $1,823,521.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

9.	Transactions with Related Parties

Substantially all of the Fund's general and administrative expenses are paid by AFCA 3 or an affiliate and reimbursed by the Fund. The amount of such expenses reimbursed to AFCA 3 during 1997 was $251,492. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 3 is entitled to an administrative fee of .35% per annum of the outstanding amount of investments of the Fund to be paid by the Fund to the extent such amount is not paid by property owners. During 1997, AFCA 3 earned administrative fees of $56,776. Of this amount, $15,012 was paid by the Fund and the remainder was paid by property owners.

An affiliate of AFCA 3 has been retained to provide property management services for Morrowood Townhouses, Avalon Ridge, Harmony Bay Apartments and Meadow Brook Apartments (beginning in September 1996). The fees for services provided represent the lower of: (i) costs incurred in providing management of the property; or, (ii) customary fees for such services determined on a competitive basis. Total fees amounted to $58,685 in 1997.

10. Mortgage Notes Payable

The Fund assumed the following mortgage notes payable as a result of the acquisition of real estate in settlement of PEPs.



                                       Interest                 Maturity                    Monthly
Collateral                                 Rate                     Date                    Payment                  Balance
------------------------               --------               ----------               ------------             ------------
Meadow Brook Apartments                   9.50%               11/25/2022              $      24,374             $  3,545,309
Morrowood Townhouses                      9.50% 														11/19/2022              $      44,118                6,045,524
                                                                                                                ------------
Balance at March 31, 1997                                                                                       $  9,590,833
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

11. Subsequent Event

On May 7, 1997, the Fund received $2,100,000 as repayment of the outstanding principal balance on its Participating Loan on Jackson Park Place. In addition, the Fund received contingent interest of $69,480.

  Item 2.
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Fund originally acquired: (i) ten mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association
(GNMA) collateralized by first mortgage loans on multifamily housing properties located in seven states, (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates); (iii) a first mortgage loan insured by the Federal Housing Administration (the FHA
Loan) on a retirement living center located in California; (iv) limited partnership interests (PEPs) in eleven limited partnerships which own the multifamily properties financed by the GNMA Certificates and the FHA Loan; and
(v) two participating first mortgage loans (the Participating Loans) on multifamily housing properties financed in part by an affiliated mortgage fund. The FHA Loan and six of the GNMA Certificates collateralized by multifamily properties have been repaid by GNMA or the Department of Housing and Urban Development which left the Fund with only the PEPs on these properties. Under the terms of the limited partnership agreements for the PEPs, the Fund has removed the general partners of seven of the limited partnerships owning multifamily properties. In three cases, the Fund acquired the general partners' interest in the limited partnerships in addition to its PEP. Accordingly, the Fund became the indirect owner of the entire equity interest in these properties and began accounting for them as investments in real estate (the Real Estate Interests). One of these properties was foreclosed upon by GNMA in 1989 and, therefore, the Fund no longer holds an interest in this property. In the remaining four limited partnerships, a substitute limited partner was admitted and acquired a portion of the removed general partner's interest. The Fund continued to own PEPs in these properties until 1995 when Casa Sandoval was sold in foreclosure and the Fund withdrew as the limited partner from Moonraker Apartments. Additionally, effective September 29, 1996, Timber Cove Apartments was sold at a foreclosure auction. As a result of the foregoing, at March 31, 1997, the Fund holds four GNMA Certificates, 11 Single-Family Certificates, five PEPs, two Real Estate Interests and two Participating Loans.

The following table shows the occupancy levels of the properties financed by the Fund in which the Fund continues to hold an interest at March 31, 1997:

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
 Property Name                               Location                         of Units            Occupied            Occupied
-------------------------------------        ------------------         --------------      --------------      --------------
 The Parklane (1)                            Salt Lake City, UT                     94                  93                 99%
 Grand Villa (1)                            	Grand Junction, CO                     47                  44                 94%
 Cambridge Court (1)                         Kearney, NE                            42 	                40                 95%
 Hickory Villa (1)                           Omaha, NE                              52                  47                 90%
 Harmony Bay Apartments (2)                  Roswell, GA                           300                 286                 95%
 Meadow Brook Apartments (3)                 Amelia, OH                            168                 159                 95%
 Morrowood Townhouses (3)                    Morrow, GA                            264                 258                 98%
 Avalon Ridge (4)                            Renton, WA                            356                 288                 81%
 Jackson Park Place (4)                      Fresno, CA                            296                 260                 88%
                                                                       	--------------      --------------      --------------
                                                                 															1,619               1,475                 91%
                                                                        ==============      ==============      ==============

(1)The Fund's investment consists of a GNMA Certificate and a PEP.
(2)The Fund's investment consists of a PEP.
(3)The Fund's investment consists of a Real Estate Interest.
(4)The Fund's investment consists of a Participating Loan.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Distributions

Cash distributions paid or accrued were as follows:




                                                               For the Quarter Ended                For the Quarter Ended
                                                                  March 31, 1997                       March 31, 1996
                                                          -------------------------------      -------------------------------
                                                                                                                           Per
                                                                        Per Unit                    Per Unit       Certificate
                                                                   -------------               -------------     -------------
Regular monthly distributions
 Income distributed                                                $       .1378               $       .1389     $      347.23
 Return of capital                                                         .1271                       .1260            315.02
                                                                   -------------               -------------     -------------
                                                                   $       .2649               $       .2649     $      662.25
                                                                   =============               =============     =============
Distributions
 Paid out of current and prior undistributed cash flow             $       .2649               $       .2649     $      662.25
                                                                   =============               =============     =============

Regular monthly distributions to investors consist primarily of interest and principal received on the GNMA Certificates and Single-Family Certificates. Additional cash for distributions is received from PEPs, Participating Loans, and other investments. The Real Estate Interests do not generate cash flow to the Fund as all net cash flow is used to pay debt service on the mortgage notes. The Fund may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Fund is permitted to replenish its reserves through the sale or refinancing of assets. During 1997, a net amount of $232,017 of undistributed mortgage principal payments was placed in reserves. The total amount held in reserves at March 31, 1997, was $30,322,116 of which $21,633,105 was invested in Single-Family Certificates.

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

Asset Quality

The Fund continues to receive the full amount of monthly principal and interest payments on its GNMA Certificates and Single-Family Certificates.
The GNMA Certificates and Single-Family Certificates are fully guaranteed as to principal and interest by either GNMA or FNMA. The obligations of GNMA are backed by the full faith and credit of the United States government.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PEPs, Real Estate Interests, and Participating Loans, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PEPs, the Real Estate Interests, or the real estate collateralizing the Participating Loans. It is the policy of the management of the Fund to make a periodic review of such real estate in order to establish, when necessary, valuation reserves on investments in PEPs and Participating Loans or adjust the carrying value of the Real Estate
Interests. The allowance for losses on investments in PEPs is based on the fair value of the properties underlying the PEPs. A reserve for the Participating Loans is established for the difference between the recorded investment in the Participating Loans and the fair value of the underlying collateral. The carrying value of each Real Estate Interest is recorded at the lower of cost or net realizable value.

The fair value of the properties underlying the PEPs, the Real Estate Interests, and the collateral for the Participating Loans is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The valuation allowances for losses on PEPs and Participating Loans are periodically reviewed and adjustments are made to the allowances when there are significant changes in the estimated net realizable value of the properties underlying the PEPs or the underlying collateral for the Participating Loans. The carrying value of each Real Estate Interest is adjusted when there are significant declines in the estimated net realizable value. Internal property valuations and reviews performed during 1997 indicated that the investment in PEPs, the Real Estate Interests, and Participating Loans recorded on the balance sheet at March 31, 1997, required no adjustments to current carrying amounts.

On May 7, 1997, the Fund received $2,100,000 as repayment of the outstanding principal balance on its Participating Loan on Jackson Park Place. In addition, the Fund received contingent interest of $69,480.

The overall status of the Fund's other Permanent Investments has remained relatively constant since December 31, 1996.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        March 31, 1997      March 31, 1996           From 1996
                                                                        --------------      --------------      --------------
Mortgage and mortgage-backed securities income                          $      691,320      $      794,849      $     (103,529)
Equity in earnings of property partnerships                                    169,713              61,916             107,797
Rental income                                                                  627,716             576,922              50,794
Interest income on participating loans                                          62,520              64,485              (1,965)
Interest income on temporary cash investments
 and U.S. government securities                                                119,567             108,099              11,468
                                                                        --------------      --------------      --------------
                                                                             1,670,836           1,606,271              64,565
                                                                        --------------      --------------      --------------
General and administrative expenses                                            240,701             214,094              26,607
Real estate operating expenses                                                 346,563             299,923              46,640
Depreciation                                                                    75,628              81,009              (5,381)
Interest expense                                                               205,525             195,990               9,535
                                                                        --------------      --------------      --------------
                                                                               868,417             791,016              77,401
                                                                        --------------      --------------      --------------
Net income                                                              $      802,419      $      815,255      $      (12,836)
                                                                        ==============      ==============      ==============

The decrease in mortgage and mortgage-backed securities income for the quarter ended March 31, 1997, compared to the same period in 1996, is due to the continued amortization of the principal balances of the mortgage-backed securities.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Equity in earnings of property partnerships is a function of the cash flow received by the Fund from its PEP interests in the operating partnerships which own certain of the properties as well as the Fund's allocable share of earnings generated by these properties. Equity in earnings of property partnerships increased for the quarter ended March 31, 1997, compared to the same period in 1996, due primarily to an equity distribution of approximately $110,000 received from The Parklane.

Rental income, net of real estate operating expenses and depreciation, from the properties acquired by the Fund in settlement of PEPs increased $9,535 for the quarter ended March 31, 1997, compared to the same period in 1996. This increase resulted from an increase in rental revenue primarily due to an increase in average occupancy which was partially offset by an increase in real estate operating expenses primarily due to an increase in property improvements at Morrowood Townhouses. The increase in net rental income was entirely offset by an increase in interest paid by the Fund on the mortgage loans it has assumed on these properties. Since interest is paid only to the extent of available cash flow from these properties, the Fund records more interest expense as such cash flow increases.

Interest income on temporary cash investments increased for the quarter ended March 31, 1997, compared to the same period in 1996, primarily due to an increase in cash held in the Fund's reserve.

General and administrative expenses increased for the quarter ended March 31, 1997, compared to the same period in 1996, due primarily to increases in salaries and related expenses and administrative fees.

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

                            AMERICA FIRST PARTICIPATING/
                            PREFERRED EQUITY MORTGAGE FUND

                            By	America First Participating/
                            			Preferred Equity Mortgage
                              	Fund Limited Partnership,
                              	Managing General Partner
																														 of the Registrant

                            By	America First Capital
                              	Associates Limited Partnership
                              	Three, General Partner of America First
                              	Participating/Preferred Equity Mortgage
                              	Fund Limited Partnership

                            By	America First Companies L.L.C, General
                              	Partner of America First Capital
                              	Associates Limited Partnership
                              	Three


                            By	/s/ Michael Thesing
                            			Michael Thesing,
                            			Vice President and
																															Principal Financial Officer

Date:  May 13, 1997

                            AMERICA FIRST PARTICIPATING/
                            PREFERRED EQUITY MORTGAGE
                            FUND LIMITED PARTNERSHIP

                            By	America First Capital
                            			Associates Limited Partnership
                            			Three, General Partner of America First
                            			Participating/Preferred Equity Mortgage
                            			Fund Limited Partnership

                            By	America First Companies L.L.C, General
                            			Partner of America First Capital
                            			Associates Limited Partnership
                            			Three


                            By	/s/ Michael Thesing
                            			Michael Thesing,
                            			Vice President and
																															Principal Financial Officer
Date:  May 13, 1997