Form 10-Q
period 1997-06-30
AMERICA FIRST PARTICIPATING PREFERRED EQUITY MORTGAGE FUND
filed 1997-08-14
CIK 789951

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1997 or

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
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED BALANCE SHEETS
(UNAUDITED)

                                                                                             June 30, 1997       Dec. 31, 1996
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which approximates market value              $   11,360,634      $    9,001,666
  Investment in mortgage-backed securities (Note 4)                                             35,419,169          37,322,028
  Investment in preferred equity participations (PEPs), net of valuation allowance (Note 5)        276,869             324,607
  Investment in real estate (Note 6)                                                             6,237,701           6,381,300
  Investment in participating loans, net of valuation allowance (Note 7)                           860,000           2,960,000
  Interest receivable                                                                              287,656             305,606
  Investment evaluation fees, net                                                                  575,922             587,441
  Other assets                                                                                   3,459,854           3,262,057
                                                                                            --------------      --------------
                                                                                            $   58,477,805      $   60,144,705
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 9)                                                               $      265,933      $      338,586
    Distributions payable (Note 3)                                                                 512,038             512,457
    Mortgage notes payable (Note 10)                                                             9,590,833           9,590,833
                                                                                            --------------      --------------
                                                                                                10,368,804          10,441,876
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                    100                 100
    Exchangeable Unit Holders ($8.33 per unit in 1997 and $8.61 in 1996)                        48,108,901          49,702,729
                                                                                            --------------      --------------
                                                                                                48,109,001          49,702,829
                                                                                            --------------      --------------
                                                                                            $   58,477,805      $   60,144,705
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1997       June 30, 1996       June 30, 1997       June 30, 1996
                                                    --------------      --------------      --------------      --------------
Income
  Mortgage and mortgage-backed securities income    $      674,522      $      767,788      $    1,365,842      $    1,562,637
  Equity in earnings of property partnerships               60,443              60,183             230,156             122,099
  Rental income                                            640,650             603,042           1,268,366           1,179,964
  Interest income on participating loans                    97,879              60,966             160,399             125,451
  Interest income on temporary cash investments
    and U.S. government securities                         147,269              99,668             266,836             207,767
                                                    --------------      --------------      --------------      --------------
                                                         1,620,763           1,591,647           3,291,599           3,197,918
                                                    --------------      --------------      --------------      --------------
Expenses
  General and administrative expenses (Note 9)             294,549             242,892             535,250             456,986
  Real estate operating expenses                           347,399             325,124             693,962             625,047
  Depreciation                                              75,627              81,009             151,255             162,018
  Interest expense                                         217,624             196,909             423,149             392,899
                                                    --------------      --------------      --------------      --------------
                                                           935,199             845,934           1,803,616           1,636,950
                                                    --------------      --------------      --------------      --------------
Net income                                          $      685,564      $      745,713      $    1,487,983      $    1,560,968
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
  General Partner                                   $        6,705      $        7,311      $       13,487      $       15,301
  Exchangeable Unit Holders                                678,859             706,570           1,474,496           1,479,112
  Passthrough Certificate Holder                              -                 31,832                -                 66,555
                                                    --------------      --------------      --------------      --------------
                                                    $      685,564      $      745,713      $    1,487,983      $    1,560,968
                                                    ==============      ==============      ==============      ==============
Net income per exchangeable unit                    $          .12      $          .13      $          .26      $          .27
                                                    ==============      ==============      ==============      ==============
Net income per passthrough certificate              $         -         $       318.32      $         -         $       665.55
                                                    ==============      ==============      ==============      ==============
Weighted average number of units outstanding             5,775,797           5,549,017           5,775,797           5,555,642
                                                    ==============      ==============      ==============      ==============
Weighted average number of certificates outstanding           -                    100                -                    100
                                                    ==============      ==============      ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

COMBINED STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1997
UNAUDITED

                                                                            Exchangeable Unit Holders
                                                                        ----------------------------------
                                                           General
                                                           Partner          # of Units              Amount               Total
                                                    --------------      --------------      --------------      --------------
Partners' Capital (excluding net unrealized
    holding gains)
  Balance at December 31, 1996                      $          100           5,775,797      $   49,399,062      $   49,399,162
  Net income                                                13,487                -              1,474,496           1,487,983
  Cash distributions paid or accrued (Note 3)              (13,487)               -             (3,060,018)         (3,073,505)
                                                    --------------      --------------      --------------      --------------
                                                               100           5,775,797          47,813,540          47,813,640
                                                    --------------      --------------      --------------      --------------
Net unrealized holding gains
  Balance at December 31, 1996                                -                   -                303,667             303,667
  Net change                                                  -                   -                 (8,306)             (8,306)
                                                    --------------      --------------      --------------      --------------
                                                              -                   -                295,361             295,361
                                                    --------------      --------------      --------------      --------------
Balance at June 30, 1997                            $          100           5,775,797      $   48,108,901      $   48,109,001
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

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1997       June 30, 1996
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,487,983      $    1,560,968
  Adjustments to reconcile net income to
    net cash from operating activities:
      Equity in earnings of property partnerships                                                 (230,156)           (122,099)
      Depreciation                                                                                 151,255             162,018
      Amortization of discount on mortgage-backed
        and U.S. government securities                                                             (16,778)            (34,368)
      Decrease in interest receivable                                                               17,950              60,487
      Amortization of investment evaluation fees                                                    11,519              11,518
      Increase in other assets                                                                    (197,797)           (158,416)
      Decrease in accounts payable                                                                 (72,653)            (33,663)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    1,151,323           1,446,445
                                                                                            --------------      --------------
Cash flows from investing activities
  Repayment of participating loan                                                                2,100,000                -
  Mortgage principal payments received                                                           1,911,331           2,819,725
  Distributions received from PEPs                                                                 277,894              95,607
  Investment in real estate                                                                         (7,656)             (7,290)
  Maturity of U.S. government securities                                                              -              5,000,000
                                                                                            --------------      --------------
    Net cash provided by investing activities                                                    4,281,569           7,908,042
                                                                                            --------------      --------------
Cash flows from financing activities
  Distributions paid                                                                            (3,073,924)         (3,094,074)
  Purchase of Units                                                                                   -               (162,219)
                                                                                            --------------      --------------
    Net cash used in financing activities                                                       (3,073,924)         (3,256,293)
                                                                                            --------------      --------------
Net increase in cash and temporary cash investments                                              2,358,968           6,098,194
Cash and temporary cash investments at beginning of period                                       9,001,666           2,573,156
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $   11,360,634      $    8,671,350
                                                                                            ==============      ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                  $      423,149      $      392,899
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

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

2.	Summary of Significant Accounting Policies

 A)Financial Statement Presentation

   The financial statements include the combined statements of the Fund and the Partnership and have been prepared without audit. The combined financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The combined financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 1997, and results of operations for all periods presented have been made.

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

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

   The allowance for losses on Participating Loans is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on outstanding loans. Reserves are established for loans which management considers impaired. Loans are considered impaired when it is probable that the Fund will be unable to collect amounts due according to the contractual terms of the loan agreements. Based on this analysis, the Fund's Participating Loan was considered impaired at June 30, 1997. A reserve is established for the difference between the recorded investment in the Participating Loans and the fair value of the underlying collateral. The allowance is periodically reviewed and adjusted when there are significant changes in the estimated net realizable value of the underlying collateral for the Participating Loans.

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

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

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

At June 30, 1997, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $14,208,124, $613,604 and $14,821,728, respectively.

At June 30, 1997, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses and the aggregate fair value of available-for-sale securities were $20,915,684, $482,423, $187,062 and $21,211,045 respectively.

Descriptions of the Fund's mortgage-backed securities at June 30, 1997, are as follows:

                                                               Number       Interest            Maturity            Carrying
Type of Security and Name             Location               of Units           Rate                Date              Amount
----------------------------------    ------------------     --------       --------        ------------        ------------
Held-to-Maturity
 GNMA Certificates:
  The Parklane                        Salt Lake City, UT           94          9.25%          03/15/2029        $  6,377,552
  Grand Villa                         Grand Junction, CO           47          9.25%          03/15/2029           1,986,651
  Cambridge Court                     Kearney, NE                  42          9.25%          02/15/2029           1,938,295
  Hickory Villa                       Omaha, NE                    52          9.25%          02/15/2029           2,509,412
  Pools of single-family mortgages                                            	9.58% (1)            2017           1,374,765
  Pools of single-family mortgages                                            	9.62% (1)    2016 to 2017              21,449
                                                                                                                ------------
                                                                                                                  14,208,124
                                                                                                                ------------
Available-for-Sale
 GNMA Certificates:
  Pools of single-family mortgages                                            	8.56% (1)    2016 to 2020           2,564,328 (2)
  Pools of single-family mortgages                                            	9.30% (1)      07/15/2021           1,347,409 (2)
  Pools of single-family mortgages                                            	8.76% (1)            2021             857,159 (2)
  Pools of single-family mortgages                                            	8.76% (1)      						2021             370,325 (2)
  Pools of single-family mortgages                                            	8.25% (1)    2021 to 2022           1,679,633 (2)
  Pools of single-family mortgages                                            	6.50% (1)            2023           4,013,089 (2)
  Pools of single-family mortgages                                            	6.03% (1)            2008           2,037,368 (2)
  Pools of single-family mortgages                                            	7.13% (1)            2009           5,641,300 (2)
 FNMA Certificates:
  Pools of single-family mortgages                                            	5.52% (1)            2000           2,700,434 (2)
                                                                                                                ------------
                                                                                                                  21,211,045
                                                                                                                ------------
Balance at June 30, 1997                                                                                        $ 35,419,169
                                                                                                                ============
(1)Represents yield to the Fund.
(2)Reserve account asset - see Note 8.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1996                                                                                    $ 37,322,028
Addition
 Amortization of discount on mortgage-backed securities                                                               16,778
Deductions
 Mortgage principal payments received                                                                             (1,911,331)
 Net change in unrealized holding gains on available-for-sale securities                                              (8,306)
                                                                                                                ------------
Balance at June 30, 1997                                                                                        $ 35,419,169
                                                                                                                ============

5. Investment in Preferred Equity Participations (PEPs)

The PEPs consist of interests in limited partnerships which own properties financed by the Fund. The limited partnership agreements provide for a participation in the net cash flow and net sale or refinancing proceeds of the properties subject to various priority payments.

Descriptions of the PEPs held at June 30, 1997, are as follows:

                                                                                                                    Carrying
Name                                Location                     Partnership Name                                     Amount
--------------------------          ------------------           --------------------------------------         ------------
Harmony Bay Apartments              Roswell, GA                  Harmony Bay Associates, Ltd.                   $    887,388
Grand Villa                         Grand Junction, CO           Stazier Associates Grand Junction Ltd.              188,942
Cambridge Court                     Kearney, NE                  Stazier Associates Kearney Ltd.                     104,788
The Parklane                        Salt Lake City, UT           Congregate Care Company                                -
Hickory Villa                       Omaha, NE                    Stazier Associates Omaha Ltd.                          -
                                                                                                                ------------
                                                                                                                   1,181,118
Less valuation allowance                                                                                            (904,249)
                                                                                                                ------------
Balance at June 30, 1997                                                                                        $    276,869
                                                                                                                ============

Reconciliation of the carrying amount of the PEPs is as follows:

Balance at December 31, 1996                                                                                    $  		324,607
	Equity in earnings of property partnerships                                                                         230,156
	Distributions received from PEPs                                                                                   (277,894)
                                                                                                                ------------
Balance at June 30, 1997                                                                                        $    276,869
                                                                                                                ============

6. Real Estate Acquired in Settlement of PEPs

The rental income and real estate operating, interest and depreciation expenses of the properties owned by the Fund have been consolidated with the Fund's operations and are reflected in the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)


Real estate acquired in settlement of PEPs is comprised of the following multifamily housing properties:

                                                                   Number               Carrying
Name                                Location                     of Units                 Amount
--------------------------          ------------------           --------           ------------
Meadow Brook Apartments             Amelia, OH                        168           $  3,470,774
Morrowood Townhouses                Morrow, GA                        264              6,024,558
                                                                                    ------------
                                                                                       9,495,332
Less accumulated depreciation                                                         (3,257,631)
                                                                                    ------------
Balance at June 30, 1997                                                            $  6,237,701
                                                                                    ============
Reconciliation of the carrying amount of the real estate held is as follows:

Balance at December 31, 1996                                                        $  6,381,300
 Investment in real estate                                                                 7,656
 Depreciation                                                                           (151,255)
                                                                                    ------------
Balance at June 30, 1997                                                            $  6,237,701
                                                                                    ============

7.	Investment in Participating Loans

The Participating Loans are collateralized by first mortgages on properties jointly financed with America First Apartment Investors, L.P., whose general partner is an affiliate of AFCA 3. The Participating Loan agreements call for payment of base interest and additional interest out of a portion of the net cash flow or net sale or refinancing proceeds of the properties.

The description of the Participating Loan held as of June 30, 1997, is as follows:

                                                                                    Base
                                                                   Number       Interest           Maturity         Carrying
Name                                    Location                 of Units           Rate (1)           Date           Amount
----------------------------------      ------------------       --------       --------       ------------     ------------
Avalon Ridge                            Renton, WA                    356            10% (2)       09/01/99     $  1,245,000

Valuation allowance to net realizable value                                                                         (385,000)
                                                                                                                ------------
Balance at June 30, 1997                                                                                        $    860,000
                                                                                                                ============

(1)In addition to the base interest rate, the note bears additional contingent
   	interest which, when combined with the base interest, is limited to a
	   cumulative, non-compounded amount not greater than 13% per annum.  The Fund
	   did not receive any contingent interest in 1997.

(2)Interest is recognized as income on the cash basis which is at a rate lower
	   than the base interest rate.  The amount of foregone interest for 1997 was
	   $41,331 ($20,226 for the quarter ended June 30, 1997)

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

Reconciliation of the carrying amount of the Participating Loans held is as follows:

Balance at December 31, 1996                                                                                    $  2,960,000
 Repayment of Jackson Park Place Participating Loan                                                               (2,100,000) (1)
                                                                                                                ------------
Balance at June 30, 1997                                                                                        $    860,000
                                                                                                                ============

(1)In addition to receiving the principal balance on April 30, 1997, the Fund also received contingent interest as due under the terms of the Participating Loan of $69,480.

8.	Fund Reserve Account

The Fund maintains a reserve account which consisted of the following at June 30, 1997:

Cash and temporary cash investments                 $   10,926,713
GNMA Certificates                                       18,510,611
FNMA Certificates                                        2,700,434
                                                    --------------
                                                    $   32,137,758
                                                    ==============

The reserve account was established to maintain working capital for the Fund and is available to supplement distributions to investors and for any contingencies related to the ownership of the investments and the operation of the Fund. The GNMA Certificates mature between 2008 and 2023 and the FNMA Certificates mature in 2000. See Note 4 regarding the investment in mortgage-backed securities.

The General Partner previously announced the Partnership's intent to utilize a portion of the reserve account to acquire a maximum of 200,000 Exchangeable Units (Units) in the over-the-counter market. As of June 30, 1997, 196,730 Units (none for the quarter and six months ended June 30, 1997) had been acquired at a total cost of $1,823,521. On June 17, 1997, the General Partner decided the Partnership should cease acquiring Units.

9.	Transactions with Related Parties

Substantially all of the Fund's general and administrative expenses are paid by AFCA 3 or an affiliate and reimbursed by the Fund. The amount of such expenses reimbursed to AFCA 3 during 1997 was $569,663 ($318,171 for the quarter ended June 30, 1997). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 3 is entitled to an administrative fee of .35% per annum of the outstanding amount of investments of the Fund to be paid by the Fund to the extent such amount is not paid by property owners. During 1997, AFCA 3 earned administrative fees of $113,590 ($56,814 for the quarter ended June 30, 1997). Of this amount, $98,578 ($56,814 for the quarter ended June 30, 1997) was paid by the Fund and the remainder was paid by property owners. AFCA 3 also received administrative fees of $88,780 in conjunction with the repayment of the Jackson Park Place Participating Loan described in Note 7.

An affiliate of AFCA 3 has been retained to provide property management services for Morrowood Townhouses, Avalon Ridge, Harmony Bay Apartments and Meadow Brook Apartments (beginning in September 1996). The fees for services provided represent the lower of: (i) costs incurred in providing management of the property; or, (ii) customary fees for such services determined on a competitive basis. Total fees amounted to $118,636 in 1997 ($59,951 for the quarter ended June 30, 1997).

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

10. Mortgage Notes Payable

The Fund assumed the following mortgage notes payable as a result of the acquisition of real estate in settlement of PEPs.



                                       Interest                 Maturity                    Monthly
Collateral                                 Rate                     Date                    Payment                  Balance
------------------------               --------               ----------               ------------             ------------
Meadow Brook Apartments                   9.50%               11/25/2022              $      24,374             $  3,545,309
Morrowood Townhouses                      9.50% 														11/19/2022              $      44,118                6,045,524
                                                                                                                ------------
Balance at June 30, 1997                                                                                        $  9,590,833
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

11. Subsequent Event

On July 29, 1997, the Partnership announced that it had signed an Agreement and Plan of Merger, dated as of July 29, 1997 (the Merger Agreement), among the Partnership, America First PREP Fund 2 Limited Partnership, a Delaware limited partnership (Prep Fund 2), America First PREP Fund 2 Pension Series Limited Partnership, a Delaware limited partnership (Pension Fund and together with the Partnership and Prep Fund 2, the Funds), America First Mortgage Investments, Inc., a newly formed Maryland corporation (AFM), and AF Merger, L.P., a newly formed Delaware limited partnership and a subsidiary of AFM (AFM L.P.), which contemplates a business combination transaction (the Merger) pursuant to which the Partnership and Prep Fund 2 will merge with AFM, with AFM surviving such merger, and Pension Fund will merge with AFM L.P., with the Pension Fund surviving such merger. The Merger, which is expected to be accomplished on a tax-deferred basis for investors in the Funds, will not be consummated unless both the Partnership and Prep Fund 2 participate in the Merger. The participation of Pension Fund is not a condition to the closing of the Merger with respect to the Partnership and Prep Fund 2.

As a result of the Merger, (i) the outstanding Exchangeable Units of the Partnership will be converted, at the rate of 1.00 share for each Exchangeable Unit, into 5,775,797 shares of Common Stock, par value $0.01 per share, of AFM (the Common Stock), (ii) the outstanding Beneficial Unit Certificates of Prep Fund 2 (Prep Fund 2 BUCs) will be converted, at the rate of approximately 1.26 shares for each Prep Fund 2 BUC, into 2,012,336 shares of Common Stock and
(iii) the outstanding Beneficial Unit Certificates of Pension Fund (Pension
BUCs) will be converted, at the rate of approximately 1.31 shares for each Pension BUC, into a maximum of 1,183,373 shares of Common Stock. If Pension Fund participates in the Merger, holders of Pension BUCs will be given the option, in lieu of receiving shares of Common Stock, to remain as investors in Pension Fund (the Retention Option). To the extent that holders of Pension BUCs elect the Retention Option, the aggregate number of shares of Common Stock otherwise issuable to the such holders in the Merger will be accordingly reduced. In connection with the organization of AFM, the general partners of the Funds (the General Partners) were issued 90,621 shares of Common Stock and will not be issued any additional shares as a result of the Merger.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

Upon consummation of the Merger, AFM will become an externally advised mortgage real estate investment trust owning, directly and indirectly, the mortgage-backed securities, mortgage loans and other assets, subject to liabilities, held by the Funds. AFM's business strategy will be to build on and extend the business plans and investment methods and policies of the Funds by employing leverage, investing primarily in adjustable-rate mortgage-backed securities and mortgage loans and varying its investments over time. Consequently, following the Merger, AFM intends to replace a substantial portion of the Funds' current portfolio with a portfolio of adjustable-rate mortgage-backed securities, mortgage loans and other related assets.

Pursuant to the Merger Agreement, each of the Funds shall generally bear their own expenses in connection with the Merger. However, if the Merger Agreement is terminated because a Fund (the Terminating Fund) has triggered certain of the events of termination specified therein and such Terminating Fund has, on or prior to the date of such termination, received a proposal constituting a superior Competing Transaction (as such term is defined in the Merger Agreement) that has not been offered on substantially equivalent terms to any of the other Funds (each, an Excluded Fund), then each Terminating Fund agrees to reimburse each Excluded Fund for its share of the out-of-pocket expenses incurred in connection with the Merger Agreement, plus any expenses incurred in enforcing the provisions of the obligations thereunder. Furthermore, if Pension Fund is the Terminating Fund, the Partnership and Prep Fund 2 shall have the right (i) to continue with the Merger, (ii) to terminate Pension Fund's obligations under the Merger Agreement and (iii) to be reimbursed by Pension Fund for its share of such expenses.

  Item 2.
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Fund originally acquired: (i) ten mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association
(GNMA) collateralized by first mortgage loans on multifamily housing properties located in seven states, (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates); (iii) a first mortgage loan insured by the Federal Housing Administration (the FHA
Loan) on a retirement living center located in California; (iv) limited partnership interests (PEPs) in eleven limited partnerships which own the multifamily properties financed by the GNMA Certificates and the FHA Loan; and
(v) two participating first mortgage loans (the Participating Loans) on multifamily housing properties financed in part by an affiliated mortgage fund. The FHA Loan and six of the GNMA Certificates collateralized by multifamily properties have been repaid by GNMA or the Department of Housing and Urban Development which left the Fund with only the PEPs on these properties. Under the terms of the limited partnership agreements for the PEPs, the Fund has removed the general partners of seven of the limited partnerships owning multifamily properties. In three cases, the Fund acquired the general partners' interest in the limited partnerships in addition to its PEP. Accordingly, the Fund became the indirect owner of the entire equity interest in these properties and began accounting for them as investments in real estate (the Real Estate Interests). One of these properties was foreclosed upon by GNMA in 1989 and, therefore, the Fund no longer holds an interest in this property. In the remaining four limited partnerships, a substitute limited partner was admitted and acquired a portion of the removed general partner's interest. The Fund continued to own PEPs in these properties until 1995 when Casa Sandoval was sold in foreclosure and the Fund withdrew as the limited partner from Moonraker Apartments. Additionally, effective September 29, 1996, Timber Cove Apartments was sold at a foreclosure auction. On April 30, 1997, the Jackson Park Place Participating Loan was repaid. As a result of the foregoing, at June 30, 1997, the Fund holds four GNMA Certificates, various Single-Family Certificates, five PEPs, two Real Estate Interests and one Participating Loan.

The following table shows the occupancy levels of the properties financed by the Fund in which the Fund continues to hold an interest at June 30, 1997:

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
 Property Name                               Location                         of Units            Occupied            Occupied
-------------------------------------        ------------------         --------------      --------------      --------------
 The Parklane (1)                            Salt Lake City, UT                     94                  91                 97%
 Grand Villa (1)                            	Grand Junction, CO                     47                  45                 96%
 Cambridge Court (1)                         Kearney, NE                            42 	                36                 86%
 Hickory Villa (1)                           Omaha, NE                              52                  49                 94%
 Harmony Bay Apartments (2)                  Roswell, GA                           300                 293                 98%
 Meadow Brook Apartments (3)                 Amelia, OH                            168                 159                 95%
 Morrowood Townhouses (3)                    Morrow, GA                            264                 253                 96%
 Avalon Ridge (4)                            Renton, WA                            356                 340                 96%
                                                                       	--------------      --------------      --------------
                                                                 														 	1,323               1,266                 96%
                                                                        ==============      ==============      ==============

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

Distributions

Cash distributions paid or accrued were as follows:




                                                             For the Six Months Ended             For the Six Months Ended
                                                                  June 30, 1997                        June 30, 1996
                                                          -------------------------------      -------------------------------
                                                                                                                           Per
                                                                        Per Unit                    Per Unit       Certificate
                                                                   -------------               -------------     -------------
Regular monthly distributions
 Income distributed                                                $       .2553               $       .2662     $      665.61
 Return of capital                                                         .2745                       .2636            658.89
                                                                   -------------               -------------     -------------
                                                                   $       .5298               $       .5298     $    1,324.50
                                                                   =============               =============     =============
Distributions
 Paid out of current and prior undistributed cash flow             $       .5298               $       .5298     $    1,324.50
                                                                   =============               =============     =============

Regular monthly distributions to investors consist primarily of interest and principal received on the GNMA Certificates and Single-Family Certificates. Additional cash for distributions is received from PEPs, Participating Loans, and other investments. The Real Estate Interests do not generate cash flow to the Fund as all net cash flow is used to pay debt service on the mortgage notes. The Fund may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Fund is permitted to replenish its reserves through the sale or refinancing of assets. During 1997, a net amount of $373,547 ($141,530 for the quarter ended
June 30, 1997) of undistributed mortgage principal payments was placed in reserves. The total amount held in reserves at June 30, 1997, was $32,137,758 of which $21,211,045 was invested in GNMA and FNMA Certificates.

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

PEPs, Real Estate Interests, and the Participating Loan, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PEPs, the Real Estate Interests, or the real estate collateralizing the Participating Loan. It is the policy of the management of the Fund to make a periodic review of such real estate in order to establish, when necessary, valuation reserves on investments in PEPs and the Participating Loan or adjust the carrying value of the Real Estate Interests. The allowance for losses on investments in PEPs is based on the fair value of the properties underlying the PEPs. A reserve for the Participating Loan is established for the difference between the recorded investment in the Participating Loan and the fair value of the underlying collateral. The carrying value of each Real Estate Interest is recorded at the lower of cost or net realizable value.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The fair value of the properties underlying the PEPs, the Real Estate Interests, and the collateral for the Participating Loan is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The valuation allowances for losses on PEPs and the Participating Loan are periodically reviewed and adjustments are made to the allowances when there are significant changes in the estimated net realizable value of the properties underlying the PEPs or the underlying collateral for the Participating Loan. The carrying value of each Real Estate Interest is adjusted when there are significant declines in the estimated net realizable value. Internal property valuations and reviews performed during the six months ended June 30, 1997, indicated that the investment in PEPs, the Real Estate Interests, and the Participating Loan recorded on the balance sheet at June 30, 1997, required no adjustments to current carrying amounts.

On April 30, 1997, the Fund received $2,100,000 as repayment of the outstanding principal balance on its Participating Loan on Jackson Park Place. In addition, the Fund received contingent interest of $69,480.

On July 24, 1997, the limited partnerships which own Morrowood Townhouses and Harmony Bay Apartments entered into a Loan Purchase Agreement with the owner of such mortgages (the Seller) to acquire the mortgage loans from the current owner on a discounted basis for $16,550,000. The limited partnerships which own Morrowood Townhouses and Harmony Bay Apartments anticipate financing the acquisitions through refinancing these mortgage loans at lower interest rates than those currently on the mortgage loans. The General Partner believes that refinancing these mortgage loans will increase the earnings potential of Morrowood Townhouses and Harmony Bay Apartments which will ultimately increase cash flow to the Fund.

The overall status of the Fund's other Permanent Investments has remained relatively constant since March 31, 1997.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                         June 30, 1997       June 30, 1996           From 1996
                                                                        --------------      --------------      --------------
Mortgage and mortgage-backed securities income                          $      674,522      $      767,788      $      (93,266)
Equity in earnings of property partnerships                                     60,443              60,183                 260
Rental income                                                                  640,650             603,042              37,608
Interest income on participating loans                                          97,879              60,966              36,913
Interest income on temporary cash investments
  and U.S. government securities                                               147,269              99,668              47,601
                                                                        --------------      --------------      --------------
                                                                             1,620,763           1,591,647              29,116
                                                                        --------------      --------------      --------------
General and administrative expenses                                            294,549             242,892              51,657
Real estate operating expenses                                                 347,399             325,124              22,275
Depreciation                                                                    75,627              81,009              (5,382)
Interest expense                                                               217,624             196,909              20,715
                                                                        --------------      --------------      --------------
                                                                               935,199             845,934              89,265
                                                                        --------------      --------------      --------------
Net income                                                              $      685,564      $      745,713      $      (60,149)
                                                                        ==============      ==============      ==============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                           For the Six         For the Six            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                         June 30, 1997       June 30, 1996           From 1996
                                                                        --------------      --------------      --------------
Mortgage and mortgage-backed securities income                          $    1,365,842      $    1,562,637      $     (196,795)
Equity in earnings of property partnerships                                    230,156             122,099             108,057
Rental income                                                                1,268,366           1,179,964              88,402
Interest income on participating loans                                         160,399             125,451              34,948
Interest income on temporary cash investments
  and U.S. government securities                                               266,836             207,767              59,069
                                                                        --------------      --------------      --------------
                                                                             3,291,599           3,197,918              93,681
                                                                        --------------      --------------      --------------
General and administrative expenses                                            535,250             456,986              78,264
Real estate operating expenses                                                 693,962             625,047              68,915
Depreciation                                                                   151,255             162,018             (10,763)
Interest expense                                                               423,149             392,899              30,250
                                                                        --------------      --------------      --------------
                                                                             1,803,616           1,636,950             166,666
                                                                        --------------      --------------      --------------
Net income                                                              $    1,487,983      $    1,560,968      $      (72,985)
                                                                        ==============      ==============      ==============

The decrease in mortgage and mortgage-backed securities income for the quarter and six months ended June 30, 1997, compared to the same periods in 1996, is due to the continued amortization of the principal balances of the mortgage-backed securities.

Equity in earnings of property partnerships is a function of the cash flow received by the Fund from its PEP interests in the operating partnerships which own certain of the properties as well as the Fund's allocable share of earnings generated by these properties. While equity in earnings of property partnerships for the quarter ended June 30, 1997, is comparable to the same period in 1996, equity in earnings of property partnerships increased for the six months ended June 30, 1997, compared to the same period in 1996. Such increase is due primarily to an equity distribution of approximately $110,000 received from The Parklane during the first quarter of 1997.

Interest income on Participating Loans increased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996. Such increases are due primarily to $69,480 in contingent interest received on the Jackson Park Place Participating Loan upon repayment of such loan in April 1997, offset by a decrease of $35,000 in base interest earned on such loan due to the repayment of its principal balance. The remaining increase of approximately $2,400 and $500 for the quarter and six months ended
June 30, 1997, respectively, compared to the same periods in 1996, is due to an increase in interest earned on the Avalon Ridge Participating Loan.

Rental income, net of real estate operating expenses and depreciation, from the properties acquired by the Fund in settlement of PEPs increased $20,715 for the quarter and $30,250 for the six months ended June 30, 1997, compared to the same periods in 1996. This increase resulted from an increase in rental income resulting primarily from an increase in average occupancy and a decrease in depreciation expense partially offset by higher real estate operating expenses due primarily to increases in repairs and maintenance expenses and property improvements. The increase in net rental income was entirely offset by increases in interest paid by the Fund on the mortgage loans it has assumed on these properties. Since interest is paid only to the extent of available cash flow from these properties, the Fund records more interest expense as such cash flow increases.

Interest income on temporary cash investments and U.S. government securities increased for the quarter and six months ended June 30, 1997, compared to the same periods in 1996, primarily due to an increase in cash held in the Fund's reserve.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in general and administrative expenses for the quarter ended June 30, 1997, compared to the same period in 1996, was due to: (i) restructuring costs of approximately $33,000 incurred in conjunction with the proposed merger described in Note 11 to the financial statements; and (ii) increases in salaries and related expenses of approximately $20,000; partially offset by
(iii) a net decrease in other general and administrative expenses of approximately $1,000. The increase in general and administrative expenses for the six months ended June 30, 1997, compared to the same period in 1996, is due to: (i) an increase in salaries and related expenses of approximately $39,000; (ii) a net increase in other general and administrative expenses of approximately $6,000; and (iii) restructuring costs of approximately $33,000 as described above.

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

               4(d) Agreement and Plan of Merger, dated as of July 29, 1997, among the Registrant, America First Prep Fund 2 Limited Partnership, America First Prep Fund 2 Pension Series Limited Partnership and AF Merger, L.P.

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

Date:  August 13, 1997

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
                            			Michael Thesing,
                            			Vice President and
																															Principal Financial Officer
Date:  August 13, 1997

                                  EXHIBIT 4(d)


                          AGREEMENT AND PLAN OF MERGER




                           Dated as of July 29, 1997,



                                     Among


                    AMERICA FIRST MORTGAGE INVESTMENTS, INC.,


              AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE
                            FUND LIMITED PARTNERSHIP,


                  AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP,


           AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP,



                                       And


                                 AF MERGER, L.P.


























TABLE OF CONTENTS

                                                                           Page
                                                                           ----
ARTICLE I

The Merger

SECTION 1.1	The Merger. . . . . . . . . . . . . . . . . . . . . . . . . . .   1
SECTION 1.2	Closing . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
SECTION 1.3	Effective Date. . . . . . . . . . . . . . . . . . . . . . . . .   2
SECTION 1.4	Effects of the Merger . . . . . . . . . . . . . . . . . . . . .   2
SECTION 1.5	Organizational Documents. . . . . . . . . . . . . . . . . . . .   2
        (a)	The Company . . . . . . . . . . . . . . . . . . . . . . . . . .   2
        (b)	Pension Fund. . . . . . . . . . . . . . . . . . . . . . . . . .   2
SECTION 1.6	Officers and Directors. . . . . . . . . . . . . . . . . . . . .   2
SECTION 1.7	General Partner of Pension Fund . . . . . . . . . . . . . . . .   2
SECTION 1.8	Principal Executive Office. . . . . . . . . . . . . . . . . . .   2

ARTICLE II

Effect of the Merger on the Exchange Units of the Partnerships; Exchange of Certificates

SECTION 2.1	Effect on Exchange Units; Conversion of Exchange Units. . . . .   2
SECTION 2.2	Exchange of Certificates. . . . . . . . . . . . . . . . . . . .   3
        (a)	Exchange Agent. . . . . . . . . . . . . . . . . . . . . . . . .   3
        (b)	Provision of Common Stock . . . . . . . . . . . . . . . . . . .   3
        (c)	Exchange Procedure. . . . . . . . . . . . . . . . . . . . . . .   3
        (d)	Record Dates; Distributions with Respect to Unconverted Exchange
              Units. . . . . . . . . . . . . . . . . . . . . . . . . . .  .   3
        (e)	No Further Ownership Rights in Exchange Units . . . . . . . . .   4
        (f)	No Liability. . . . . . . . . . . . . . . . . . . . . . . . . .   4
        (g)	No Fractional Shares. . . . . . . . . . . . . . . . . . . . . .   4
        (h)	Withholding Rights. . . . . . . . . . . . . . . . . . . . . . .   5

ARTICLE III

Representations and Warranties

SECTION 3.1	Representations and Warranties of the Partnerships. . . . . . .   5
        (a)	Organization, Standing and Power of the Partnership . . . . . .   5
        (b)	Capital Structure . . . . . . . . . . . . . . . . . . . . . . .   5
        (c)	Authority; Noncontravention; Consents . . . . . . . . . . . . .   6
        (d)	SEC Documents; Financial Statements; Undisclosed Liabilities. .   7
        (e)	Absence of Certain Changes or Events. . . . . . . . . . . . . .   7
        (f)	Litigation. . . . . . . . . . . . . . . . . . . . . . . . . . .   8
        (g)	Brokers; Fees and Expenses. . . . . . . . . . . . . . . . . . .   8
        (h)	Compliance with Laws. . . . . . . . . . . . . . . . . . . . . .   8
        (i)	Contracts; Debt Instruments . . . . . . . . . . . . . . . . . .   8
        (j)	Tangible Property and Assets. . . . . . . . . . . . . . . . . .   8
        (k)	Books and Records . . . . . . . . . . . . . . . . . . . . . . .   9
        (l)	Registration Statement. . . . . . . . . . . . . . . . . . . . .   9
        (m)	Vote Required . . . . . . . . . . . . . . . . . . . . . . . . .   9

ARTICLE IV

Covenants

SECTION 4.1	Conduct of Business by the Partnerships . . . . . . . . . . . .   9
SECTION 4.2	Other Actions . . . . . . . . . . . . . . . . . . . . . . . . .   9
SECTION 4.3	Payments of Dividends By the Company. . . . . . . . . . . . . .  10

ARTICLE V

Additional Covenants

SECTION 5.1	Preparation of the Registration Statement and the Consent
              Solicitation. . . . . . . . . . . . . . . . . . . . . . . . .  10
            Statement/Prospectus. . . . . . . . . . . . . . . . . . . . . .  10
SECTION 5.2	Best Efforts; Notification. . . . . . . . . . . . . . . . . . .  10
SECTION 5.3	No Solicitation of Transactions . . . . . . . . . . . . . . . .  11
SECTION 5.4	Public Announcements. . . . . . . . . . . . . . . . . . . . . .  11
SECTION 5.5	Listing of Common Stock . . . . . . . . . . . . . . . . . . . .  11
SECTION 5.6	Indemnification . . . . . . . . . . . . . . . . . . . . . . . .  12

                                                                           Page
                                                                           ----
ARTICLE VI

Conditions Precedent

SECTION 6.1	Conditions to Each Party's Obligation to Effect the Merger. . .  13
        (a)	Approval of Unitholders of Prep Fund 1 and Prep Fund 2. . . . .  13
        (b)	Listing of Common Stock . . . . . . . . . . . . . . . . . . . .  13
        (c)	Absence of Certain Conditions . . . . . . . . . . . . . . . . .  13
        (d)	Registration Statement. . . . . . . . . . . . . . . . . . . . .  13
        (e)	No Injunctions or Restraints. . . . . . . . . . . . . . . . . .  13
        (f)	Opinion Related to Partnership Status of the Partnership. . . .  13
        (g)	Opinion Related to REIT Status of the Company . . . . . . . . .  14
        (h)	The Investment Company Act Opinion. . . . . . . . . . . . . . .  14
        (i)	Consents and Approvals. . . . . . . . . . . . . . . . . . . . .  14
        (j)	Absence of Material Adverse Effects . . . . . . . . . . . . . .  14
SECTION 6.2	Conditions to Obligations of the Partnerships . . . . . . . . .  14
        (a)	Representations and Warranties. . . . . . . . . . . . . . . . .  14
        (b)	Performance of Obligations of the Other Partnerships. . . . . .  14
        (c)	Material Adverse Change . . . . . . . . . . . . . . . . . . . .  14
        (d)	Consents. . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
SECTION 6.3	Conditions to Obligations of Pension Fund 20. . . . . . . . . .  15

ARTICLE VII

General Partner Actions

SECTION 7.1	General Partner Actions . . . . . . . . . . . . . . . . . . . .  15

ARTICLE VIII

Termination, Amendment and Waiver

SECTION 8.1	Termination . . . . . . . . . . . . . . . . . . . . . . . . . .  15
SECTION 8.2	Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
SECTION 8.3	Effect of Termination . . . . . . . . . . . . . . . . . . . . .  16
SECTION 8.4	Amendment . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
SECTION 8.5	Extension; Waiver . . . . . . . . . . . . . . . . . . . . . . .  16

ARTICLE IX

General Provisions

SECTION 9.1	Nonsurvival of Representations and Warranties . . . . . . . . .  17
SECTION 9.2	Notices . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
SECTION 9.3	Interpretation. . . . . . . . . . . . . . . . . . . . . . . . .  17
SECTION 9.4	Counterparts. . . . . . . . . . . . . . . . . . . . . . . . . .  17
SECTION 9.5	Entire Agreement; No Third-Party Beneficiaries. . . . . . . . .  17
SECTION 9.6	Governing Law . . . . . . . . . . . . . . . . . . . . . . . . .  18
SECTION 9.7	Assignment. . . . . . . . . . . . . . . . . . . . . . . . . . .  18
SECTION 9.8	Enforcement . . . . . . . . . . . . . . . . . . . . . . . . . .  18

ARTICLE X

Certain Definitions

SECTION 10.1	Certain Definitions. . . . . . . . . . . . . . . . . . . . . .  18


Exhibits

A          Charter of the Company
B     	    Bylaws of the Company
C	         Amended Charter of the Company
D         	Pension Fund Agreement
E         	Certificate of Limited Partnership of Pension Fund

     AGREEMENT AND PLAN OF MERGER (the "Agreement"), dated as of July 29, 1997, among AMERICA FIRST MORTGAGE INVESTMENTS, INC., a Maryland corporation (the "Company"), AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
LIMITED PARTNERSHIP, a Delaware limited partnership ("Prep Fund 1"), AMERICA FIRST PREP FUND 2 LIMITED PARTNERSHIP, a Delaware limited partnership ("Prep Fund 2"), AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP, a Delaware limited partnership ("Pension Fund" and together with Prep Fund 1 and Prep Fund 2, the "Partnerships") and AF MERGER, L.P., a Delaware limited partnership subsidiary of the Company ("Partnership Merger Sub").

RECITALS

     WHEREAS, certain terms used herein shall have the meanings assigned to them in Article X of this Agreement;

     WHEREAS, the Board of Directors of the Company and the general partners of each of the Partnerships (the "General Partners"), together with the Special Committee (as herein defined), have determined that it is advisable and in the best interest of the Company and Partnership Merger Sub, on the one hand, and the Partnerships, on the other hand, and their respective stockholders and Unitholders, as the case may be, to proceed with the strategic business combination involving the five entities on the terms described in this Agreement, pursuant to which (i) Prep Fund 1 and Prep Fund 2 will merge with the Company, the Company will be the surviving corporation in such merger and each Prep Fund 1 Unit and Prep Fund 2 BUC will be converted into the right to receive common stock, par value $0.01 per share, of the Company (the "Common Stock") and (ii) Pension Fund will merge with Partnership Merger Sub, Pension Fund will be the surviving limited partnership in such merger and each Pension BUC will be converted into the right to receive Common Stock, except for those Pension BUCs held by Unitholders electing to exercise their option to retain their current investment in Pension Fund (the "Retention Option") (the transactions described in (i) and (ii) above being referred to herein as the "Merger");

   		WHEREAS, the Company, as the surviving corporation in the Merger with
Prep Fund 1 and Prep Fund 2, intends that, following the Merger, it shall be subject to taxation as a real estate investment trust (a "REIT") within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"); and

     WHEREAS, Pension Fund, as the surviving limited partnership in the Merger with Partnership Merger Sub, intends that, following the Merger, it shall continue to be subject to taxation as a partnership under the Code.

     NOW, THEREFORE, in consideration of the representations, warranties, covenants and agreements contained in this Agreement, the parties agree as follows:


ARTICLE I

The Merger

     SECTION 1.1 The Merger. Upon the terms and subject to the conditions set forth in this Agreement, (i) in accordance with the Maryland General Corporation Law (the "MGCL") and the Delaware Revised Uniform Limited Partnership Act (the "DRULPA"), Prep Fund 1 and Prep Fund 2 shall be merged with and into the Company at the Effective Time (as defined below) and (ii) in accordance with DRULPA, Pension Fund shall be merged with Partnership Merger Sub at the Effective Time. Following the Merger, (i) the separate existence of Prep Fund 1 and Prep Fund 2 shall cease and the Company shall continue as the surviving corporation and shall succeed to and assume all the rights and obligations of Prep Fund 1 and Prep Fund 2 in accordance with the MGCL and DRULPA and (ii) the separate existence of Partnership Merger Sub shall cease and Pension Fund shall continue as the surviving limited partnership and shall succeed to and assume all the rights and obligations of Partnership Merger Sub in accordance with the DRULPA.

     SECTION 	1.2     Closing.  The closing of the Merger will take place at
10:00 A.M. Eastern Time, on a date to be specified by the parties, which (subject to satisfaction or waiver of the conditions set forth in Sections 6.2 and 6.3) shall be no later than the second business day after satisfaction or waiver of the conditions set forth in Section 6.1 (the "Closing Date"), at the offices of Rogers & Wells, 200 Park Avenue, New York, New York 10166, unless another date or place is agreed to in writing by the parties hereto.

     SECTION 1.3   	 Effective Date.  As soon as practicable following the
satisfaction or waiver of the conditions set forth in Article VI, the parties shall file the articles of merger, certificate of merger or other appropriate documents for the merger of Prep Fund 1 and Prep Fund 2 with and into the Company executed in accordance with Section 3-110 of the MGCL and Section 17-211 of the DRULPA and the certificate of merger or other appropriate documents for the merger of Pension Fund with Partnership Merger Sub executed in accordance with Section 17-211 of the DRULPA (collectively, the "Articles of Merger") and shall make all other filings or recordings required under the MGCL or the DRULPA to effect the Merger. The Merger shall become effective at such time as the Articles of Merger have been duly filed with the Department of Assessments and Taxation of the State of Maryland and the Office of the Secretary of State of the State of Delaware, or at such other time as the parties shall specify in the Articles of Merger (the time and the date the Merger becomes effective being, the "Effective Time" and the "Effective Date," respectively), it being understood that the parties shall cause the Effective Time to occur on the Closing Date.

     SECTION 1.4	    Effects of the Merger.  The Merger shall have the effects
set forth in the MGCL or the DRULPA, as appropriate.

     SECTION 1.5	    Organizational Documents.

        (a) 			 The Company.  The Articles of Incorporation of the Company as
in effect on the date hereof are substantially in the form of Exhibit A hereto
(the "Charter").  The bylaws of the Company as in effect on the date hereof are substantially in the form of Exhibit B hereto (the "Bylaws").  Prior to the Effective Time, the Charter shall be amended and restated by the Amended and Restated Articles of Incorporation substantially in the form of Exhibit C hereto (the "Amended Charter") and as amended shall continue to be in effect after the Merger.

        (b) 			 Pension Fund.  The Agreement of Limited Partnership, dated as of May 25, 1988, of Pension Fund as in effect on the date hereof and substantially in the form of Exhibit D hereto (the "Pension Fund Agreement"), shall be in effect after the Merger.  The certificate of limited partnership of Pension Fund in effect on the date hereof and substantially in the form of
Exhibit E hereto, shall continue to be in effect after the Merger.

     SECTION 1.6 	   Officers and Directors.  The officers of the Company
immediately following the Effective Time shall continue to be the officers of the Company. The Board of Directors of the Company immediately following the Effective Time shall continue to be composed of the current members of the Board of Directors of the Company.

     SECTION 1.7	    General Partner of Pension Fund.  Immediately following
the Effective Time, the general partner of Pension Fund shall continue to be
America First Capital Associates Limited Partnership Six, a Delaware limited partnership ("AFCA 6").

     SECTION 1.8	    Principal Executive Office.  The principal executive
office of the Company following the Effective Date shall continue to be in New York, New York.

ARTICLE II

Effect of the Merger on the Exchange Units of the Partnerships; Exchange of Certificates

     SECTION 	2.1     Effect on Exchange Units; Conversion of Exchange Units.
By virtue of the Merger and without any action on the part of any Unitholder participating in the Merger:

        (a) 				At the Effective Time, each issued and outstanding Prep Fund 1
Unit, Prep Fund 2 BUC and Pension BUC (except those Pension BUCs held by
Unitholders electing the Retention Option) shall be converted into the right to receive from the Company 1.00, 1.262758 and 1.306189, respectively, fully paid and nonassessable shares of Common Stock.  At the Effective Time, all such Exchange Units shall no longer be outstanding and shall automatically be canceled and retired and all rights with respect thereto shall cease to exist, and each holder of a certificate representing any such Exchange Unit (an
"Exchange Unit Certificate") shall cease to have any rights with respect thereto, except the right to receive, upon surrender of such certificate in accordance with Section 2.2(c), certificates representing the shares of Common
Stock required to be delivered under this Section 2.1 and any cash in lieu of fractional shares of Common Stock to be issued or paid in consideration therefor upon surrender of such certificate (the "Merger Consideration") and any dividends or other distributions to which such holder is entitled pursuant to Section 2.2(d), in each case, without interest and less any required withholding taxes.

        (b) 				Notwithstanding the foregoing, the parties understand that
following the Merger the rights of each stockholder of the Company under this
Section 2.1 will be subject to the ownership limitations and other related provisions contained in the Amended Charter.

     SECTION 2.2	    Exchange of Certificates.

        (a) 			 Exchange Agent.  Prior to the Effective Time, the Company and
the Partnerships shall jointly appoint a bank or trust company to act as exchange agent (the "Exchange Agent") for the exchange of the Merger
Consideration upon surrender of Exchange Unit Certificates or cancellation of uncertificated Exchange Units, as the case may be.

        (b) 			 Provision of Common Stock.  The Company shall provide to the
Exchange Agent on or before the Effective Time, for the benefit of the
Unitholders participating in the Merger, sufficient shares of Common Stock issuable in exchange for the issued and outstanding Exchange Units pursuant to
Section 2.1.

        (c) 			 Exchange Procedure.  As soon as reasonably practicable after the Effective Time, the Exchange Agent shall mail to each holder of record of a Exchange Unit Certificate whose Units were converted into the right to receive the Merger Consideration pursuant to Section 2.1, (i) a letter of transmittal (which shall specify that delivery shall be effected, and risk of loss and title to the Exchange Unit Certificates shall pass, only upon delivery of the Exchange Unit Certificates to the Exchange Agent and shall be in a form and have such other provisions as the Company may reasonably specify) and (ii) instructions for use in effecting the surrender of the
Exchange Unit Certificates in exchange for the Merger Consideration.  Upon surrender of a Exchange Unit Certificate for cancellation to the Exchange
Agent, together with such letter of transmittal, duly completed and executed, and such other documents as may reasonably be required by the Exchange Agent, the holder of such Exchange Unit Certificate shall be entitled to receive in exchange therefor the Merger Consideration and any dividends or other distributions to which such holder is entitled pursuant to Section 2.2(d), and the Exchange Unit Certificate so surrendered shall forthwith be canceled.  In the event of a transfer of ownership of Exchange Units which is not registered in the transfer records of the appropriate Partnership, payment may be made to a person other than the person in whose name the Exchange Unit Certificate so surrendered is registered if such Exchange Unit Certificate shall be properly endorsed or otherwise be in proper form for transfer and the person requesting such payment either shall pay any transfer or other taxes required by reason of such payment being made to a person other than the registered holder of such Exchange Unit Certificate or establish to the satisfaction of the Company that such tax or taxes have been paid or are not applicable.  Until surrendered as contemplated by this Section 2.2, each Exchange Unit
Certificate shall be deemed at any time after the Effective Time to represent only the right to receive upon such surrender the Merger Consideration, without interest, into which the Exchange Units theretofore represented by such Exchange Unit Certificate shall have been converted pursuant to Section
2.1 and any dividends or other distributions to which such holder is entitled pursuant to Section 2.2(d). No interest will be paid or will accrue on the
Merger Consideration upon the surrender of any Exchange Unit Certificate or on any cash payable pursuant to Section 2.2(d) or Section 2.2(g).

        (d) 			 Record Dates; Distributions with Respect to Unconverted
Exchange Units.

              (i) 				From the date of this Agreement, the Company and the
Partnerships shall cooperate to establish and maintain record and payment dates for regular quarterly cash distributions on their respective capital stock and Units, such that the record and payment dates, respectively, for each of the Company and the Partnerships occur on the same calendar date.

              (ii) 			No dividends or other distributions with respect to
Exchange Units with a record date after the Effective Time shall be paid to the holder of any unsurrendered Exchange Unit Certificate with respect to the
Exchange Units represented thereby, and no cash payment in lieu of fractional shares shall be paid to any such holder pursuant to Section 2.2(g), in each case until the surrender of such Exchange Unit Certificate in accordance with this Article II.  Subject to the effect of applicable abandoned property, escheat or similar laws, following surrender of any such Exchange Unit
Certificate there shall be paid to the holder of such Exchange Unit
Certificate, without interest, (A) at the time of such surrender, the amount of any cash payable in lieu of any fractional share of Common Stock to which such holder is entitled pursuant to Section 2.2(g) and (B) if such Exchange
Unit Certificate is exchangeable for one or more whole shares of Common Stock,
(x) at the time of such surrender, the amount of dividends or other distributions with a record date after the Effective Time theretofore paid with respect to such whole shares of Common Stock and (y) at the appropriate payment date, the amount of dividends or other distributions with a record date after the Effective Time but prior to such surrender and with a payment date subsequent to such surrender payable with respect to such whole shares of
Common Stock.

        (e) 			 No Further Ownership Rights in Exchange Units.  All Merger
Consideration paid upon the surrender of Exchange Unit Certificates in accordance with the terms of this Article II (and any cash paid pursuant to
Section 2.2(g)) shall be deemed to have been paid in full satisfaction of all rights pertaining to the Exchange Units theretofore represented by such
Exchange Unit Certificates, subject, however, to the obligation of the Company to pay, without interest, any dividends or make any other distributions with a record date prior to the Effective Time which may have been declared or made by the Partnerships on such Exchange Units in accordance with the terms of this Agreement or prior to the date of this Agreement and which remain unpaid at the Effective Time and have not been paid prior to such surrender, and there shall be no further registration of transfers on the transfer books of the Partnerships of the Exchange Units which were outstanding immediately prior to the Effective Time (except for transfers of Pension BUCs held by
Unitholders electing the Retention Option).  If, after the Effective Time,
Exchange Unit Certificates are properly presented to the Company they shall be canceled and exchanged as provided in this Article II.

        (f) 			 No Liability.  None of the Company, the Partnerships,
Partnership Merger Sub or the Exchange Agent shall be liable to any person in respect of any Merger Consideration delivered to a public official pursuant to any applicable abandoned property, escheat or similar law.  Any portion of the
Merger Consideration delivered to the Exchange Agent pursuant to this
Agreement that remains unclaimed for six months after the Effective Time shall be redelivered by the Exchange Agent to the Company, upon demand, and any holders of Exchange Unit Certificates who have not theretofore complied with
Section 2.2(c) shall thereafter look only to the Company for delivery of the
Merger Consideration, subject to applicable abandoned property, escheat and other similar laws.

        (g) 			 No Fractional Shares.

              (i) 				No certificates or scrip representing fractional shares
of Common Stock shall be issued upon the surrender for exchange of Exchange
Unit Certificates, and such fractional share interests will not entitle the owner thereof to vote, to receive dividends or to any other rights of a stockholder of the Company.

           (ii)				Notwithstanding any other provision of this Agreement, each
holder of Exchange Units exchanged in the Merger who would otherwise have been entitled to receive a fraction of a share of Common Stock (after taking into account all Exchange Unit Certificates delivered by such holder) shall receive, from the Exchange Agent in accordance with the provisions of this
Section 2.2(g), a cash payment in lieu of such fractional share of Common
Stock representing such holder's proportionate interest, if any, in the net proceeds from the sale by the Exchange Agent in one or more transactions
(which sale transactions shall be made at such times, in such manner and on such terms as the Exchange Agent shall determine in its reasonable discretion)
on behalf of all such holders of the aggregate of the fractional shares of
Common Stock which would otherwise have been issued (the "Fractional
Shares").  The sale of the Fractional Shares by the Exchange Agent shall be executed on the New York Stock Exchange (the "NYSE") or such other nationally recognized securities exchange (collectively, a "National Exchange") on which the Common Stock is traded through one or more member firms of the NYSE or a
National Exchange and shall be executed in round lots to the extent practicable.  Until the net proceeds of such sale or sales have been distributed to the holders of Exchange Unit Certificates, the Exchange Agent will hold such proceeds in trust (the "Exchange Trust") for the holders of
Exchange Unit Certificates.  The Company shall pay all commissions, transfer taxes and other out-of-pocket transaction costs, including the expenses and compensation of the Exchange Agent, incurred in connection with this sale of the Fractional Shares.  As soon as practicable after the determination of the amount of cash, if any, to be paid to holders of Exchange Unit Certificates in lieu of any fractional shares of Common Stock, the Exchange Agent shall make available such amounts to such holders of Exchange Unit Certificates without interest.

        (h) 			 Withholding Rights.  The Company or the Exchange Agent shall be entitled to deduct and withhold from the Merger Consideration otherwise payable pursuant to this Agreement to any Unitholder such amounts as the
Company or the Exchange Agent is required to deduct and withhold with respect to the making of such payment under the Code, or any provision of state, local or foreign tax law.  To the extent that amounts are so withheld by the Company or the Exchange Agent, such withheld amounts shall be treated for all purposes of this Agreement as having been paid to the holder of the Exchange Units, in respect of which such deduction and withholding was made by the Company or the
Exchange Agent.


ARTICLE III

Representations and Warranties

     SECTION 3.1	    Representations and Warranties of the Partnerships.  Each
of the Partnerships represents and warrants to the other Partnerships, the
Company and Partnership Merger Sub as follows:

        (a) 			 Organization, Standing and Power of the Partnership.  The
Partnership is a limited partnership duly organized and validly existing under the laws of Delaware and has the requisite power and authority to carry on its business as now being conducted.  The Partnership is duly qualified or licensed to do business and is in good standing in each jurisdiction in which the nature of its businesses or the ownership of its assets makes such qualification or licensing necessary, other than in such jurisdictions where the failure to be so qualified or licensed, individually or in the aggregate, would not have a material adverse effect on the businesses, properties, assets, financial conditions or results of operations of the Partnership
(a "Partnership Material Adverse Effect").

        (b) 			 Capital Structure.  Prep Fund 1 represents and warrants that
(i) its sole general partner is America First Capital Associates Limited
Partnership Three, a Delaware limited partnership ("AFCA 3"), (ii) its sole limited partner is America First Fiduciary Corporation Number Six, a Nebraska
corporation ("AFFC 6"), and (iii) on the date hereof, there were 5,775,797
Prep Fund 1 Units representing limited partnership interests in Prep Fund 1 assigned by AFFC 6 outstanding.  Prep Fund 2 represents and warrants that (i)
its sole general partner is AFCA 6, (ii) its sole limited partner is America
First Fiduciary Corporation Number Fourteen, a Nebraska corporation ("AFFC
14"), and (iii) on the date hereof, there were 1,593,604 Prep Fund 2 BUCs representing limited partnership interests in Prep Fund 2 assigned by AFFC 14 outstanding.  Pension Fund represents and warrants that (i) its sole general partner is AFCA 6, (ii) its sole limited partner is America First Fiduciary
Corporation Number Sixteen, a Nebraska corporation ("AFFC 16"), and (iii) on the date hereof, there were 905,974 Pension BUCs representing limited partnership interests in Pension Fund assigned by AFFC 16 outstanding.  On the date of this Agreement, except as set forth in this Section 3.1(b), no other
Units of the Partnership were outstanding.  All outstanding Units are validly issued, fully paid and nonassessable and not subject to preemptive rights.
There are no bonds, debentures, notes or other indebtedness of the Partnership having the right to vote (or convertible into, or exchangeable for, securities having the right to vote) on any matters on which Unitholders may vote.  There are no outstanding securities, options, warrants, calls, rights, commitments, agreements, arrangements or undertakings of any kind to which the Partnership is a party or by which such entity is bound, obligating the Partnership to issue, deliver or sell, or cause to be issued, delivered or sold, additional
Units, voting securities or other ownership interests of or obligating the
Partnership to issue, grant, extend or enter into any such security, option, warrant, call, right, commitment, agreement, arrangement or undertaking.
There are no outstanding contractual obligations of the Partnership to repurchase, redeem or otherwise acquire any Units, voting securities or other ownership interests in the Partnership or make any material investment (in the form of a loan, capital contribution or otherwise) in any Person.

        (c) 			 Authority; Noncontravention; Consents.  The Partnership has
the requisite power and authority to enter into this Agreement.  The
Partnership has the requisite power and authority, subject to approval of the
Merger, this Agreement and any other transactions contemplated hereby by the requisite vote of the Unitholders (the "Unitholder Approvals"), to consummate the Merger and other transactions contemplated by this Agreement to which the
Partnership is a party.  The execution and delivery of this Agreement by the
Partnership and the consummation by the Partnership and other transactions contemplated hereby to which the Partnership is a party have been duly executed and authorized by all necessary action on the part of the
Partnership, subject to approval of this Agreement pursuant to the Unitholder
Approvals. This Agreement has been duly executed and delivered by the
Partnership and constitutes a valid and binding obligation of the Partnership, enforceable against such entity in accordance with its terms.  The execution and delivery of this Agreement by the Partnership does not, and the consummation of the Merger and other transactions contemplated hereby and thereby to which the Partnership is a party and compliance by the Partnership with the provisions of this Agreement will not, conflict with, or result in any violation of, or default (with or without notice or lapse of time, or both) under, or give rise to a right of termination, cancellation or acceleration of any obligation or to loss of a material benefit under, or result in the creation of any pledge, claim, lien, charge, encumbrance or security interest of any kind or nature whatsoever (a "Lien") upon any of the properties or assets of the Partnership under (i) the partnership agreement
(the "Partnership Agreement") or certificate of limited partnership of the
Partnership, each as amended or supplemented to the date of this Agreement,
(ii) any loan or credit agreement, note, bond, mortgage, indenture, reciprocal easement agreement, lease or other agreement, instrument, permit, concession, franchise or license applicable to the Partnership or its properties or assets or (iii) subject to the governmental filings and other matters referred to in the following sentence, any judgement, order, decree, statute, law, ordinance, rule or regulation (collectively "Laws") applicable to the Partnership or its properties or assets, other than, in the case of clause (ii) or (iii), any such conflicts, violations, defaults, rights or Liens that individually or in the aggregate would not (x) have a Partnership Material Adverse Effect or (y)
prevent the consummation of the Merger or other transactions contemplated hereby.  No consent, approval, order or authorization of, or registration, declaration or filing with, any federal, state or local government or any court, administrative authority or agency (a "Governmental Entity"), is required by or with respect to the Partnership in connection with the execution and delivery of this Agreement by the Partnership or the consummation by the Partnership of the Merger and other transactions contemplated hereby and thereby, except for (i) the filing with the Securities and Exchange Commission ("SEC") of (x) a consent solicitation statement/prospectus (the "Consent Solicitation Statement/Prospectus")
relating to the approval by Unitholders of the Merger, this Agreement and the other transactions contemplated by this Agreement, and a registration statement relating to the issuance of the Merger Consideration ("Registration
Statement") in which the Consent Solicitation Statement/Prospectus will be included as a prospectus and (y) such reports under Section 13(a) and Section
14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as may be required in connection with this Agreement and the other transactions contemplated by this Agreement, (ii) the filing of the Articles of Merger for the Merger with the Department of Assessments and Taxation of the State of
Maryland and the Office of the Secretary of State of the State of Delaware,

(iii) such other consents, approvals, orders, authorizations, registrations, declarations and filings which, if not obtained or made, would not prevent or delay in any material respect the consummation of the Merger or any of the transactions contemplated by this Agreement or otherwise prevent the Partnership from performing its obligations under this Agreement in any material respect or have, individually or in the aggregate, a Partnership Material Adverse Effect.

        (d) 			 SEC Documents; Financial Statements; Undisclosed Liabilities.
Each of Prep Fund 1, Prep Fund 2 and Pension Fund have filed all required reports, schedules, forms, statements and other documents with the SEC since
December 31, 1986, June 30, 1987 and March 31, 1988, respectively (the
"Partnership SEC Documents").  All of the Partnership SEC Documents (other than preliminary material), as of their respective filing dates, complied in all material respects with all applicable requirements of the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act and, in each case, the rules and regulations promulgated thereunder applicable to such
Partnership SEC Documents.  None of the Partnership SEC Documents at the time of filing contained any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading, except to the extent such statements have been modified or superseded by later filed Partnership SEC Documents.  There is no unresolved violation, criticism or exception by any Governmental Entity of which the Partnership has received written notice with respect to such entity or statement which, if resolved in a manner unfavorable to the Partnership could have a Partnership Material Adverse Effect.  The financial statements of the Partnership included in the Partnership SEC Documents complied as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC with respect thereto, have been prepared in accordance with generally accepted accounting principles ("GAAP")
(except, in the case of interim financial statements, as permitted by Forms
10-Q and 8-K of the SEC) applied on a consistent basis during the periods involved (except as may be indicated in the notes thereto) and fairly presented, in accordance with the applicable requirements of GAAP, the financial position of the Partnership as of the dates thereof and the results of operations and cash flows of the Partnership for the periods then ended
(subject, in the case of interim financial statements, to normal year-end adjustments).  Except as permitted by Section 4.1 (for the purposes of this sentence, as if Section 4.1 had been in effect since December 31, 1996), the
Partnership does not have any liabilities or obligations of any nature
(whether accrued, absolute, contingent or otherwise) required by GAAP to be set forth on a balance sheet of the Partnership or in the notes thereto and which, individually or in the aggregate, would have a Partnership Material
Adverse Effect.

        (e) 		  Absence of Certain Changes or Events.  Except as disclosed in the Partnership SEC Documents filed and publicly available prior to the date of this Agreement (referred to collectively as the "Partnership Filed SEC
Documents"), since the date of the most recent financial statements included in the Partnership Filed SEC Documents (the "Financial Statement Date") and to
the date of this Agreement, the Partnership has conducted its business only in the ordinary course and there has not been (i) any material adverse change in the business, financial condition or results of operations of the Partnership that has resulted or would result, individually or in the aggregate, in
Economic Losses (as defined in Section 6.2 below) of the greater of $1,000,000 or 5% of the Net Asset Value (as hereinafter defined) of such Partnership (a
"Partnership Material Adverse Change"), nor has there been any occurrence or circumstance that with the passage of time would reasonably be expected to result in a Partnership Material Adverse Change, (ii) except for regular quarterly distributions not in excess of $.2649 per Unit in the case of Prep
Fund 1, $.3354 per unit in the case of Prep Fund 2, and $.3314 per Unit in the case of Pension Fund, with customary record and payment date, any declaration, setting aside or payment of any dividend or other distribution (whether in cash, stock or property) with respect to any of the Units, (iii) any split, combination or reclassification of any of the Units or any issuance or the authorization of any issuance of any other securities in respect of, in lieu of or in substitution for, or giving the right to acquire by exchange or exercise, Units, except as permitted by Section 4.1, (iv) any damage, destruction or loss, whether or not covered by insurance, that has or would have a Partnership Material Adverse Effect or (v) any change in accounting methods, principles or practices by the Partnership materially affecting its assets, liabilities or business, except insofar as may have been disclosed in the Partnership Filed SEC Documents or required by a change in GAAP.

        (f) 			 Litigation.  Except as disclosed in the Partnership Filed SEC
Documents and other than routine tort litigation arising from the ordinary course of operations of the Partnership which are covered by adequate insurance, there is no suit, action or proceeding pending or, to the knowledge of the Partnership, threatened against or affecting such entity that, individually or in the aggregate, could reasonably be expected to (i) have a
Partnership Material Adverse Effect or (ii) prevent the consummation of the
Merger or any of the transactions contemplated by this Agreement, nor is there any judgment, decree, injunction, rule or order of any Governmental Entity or arbitrator outstanding against the Partnership having, or which, insofar as reasonably can be foreseen, in the future would have, any such effect.

        (g) 			 Brokers; Fees and Expenses.  No broker, investment banker,
financial advisor or other person, other than PaineWebber Incorporated
("PaineWebber"), the fees and expenses of which, as set forth in a letter agreement between the General Partners and PaineWebber, will be paid by the
Partnerships pro rata in accordance with their respective net asset values as used to determine the allocation of Common Stock among the Partnerships in the
Merger (the "Net Asset Values") and Oppenheimer & Co. ("Oppenheimer"), the
fees and expenses of which, as set forth in a letter agreement between the
General Partners, together with the Special Committee and Oppenheimer, will be paid by the Partnerships pro rata in accordance with their respective Net
Asset Values, is entitled to any broker's, finder's, financial advisor's or other similar fee or commission in connection with the Merger based upon arrangements made by or on behalf of the Partnership.

        (h) 			 Compliance with Laws.  Except as disclosed in the Partnership
Filed SEC Documents, the Partnership has not violated or failed to comply with any statute, law, ordinance, regulation, rule, judgment, decree or order of any Governmental Entity applicable to its business, properties or operations, except for violations and failures to comply that would not, individually or in the aggregate, reasonably be expected to result in a Partnership Material
Adverse Effect.

        (i) 			 Contracts; Debt Instruments.

              (i) 				The Partnership is not in violation of or in default
under, in any material respect (nor does there exist any condition which upon the passage of time or the giving of notice or both would cause such a violation of or default under), any material loan or credit agreement, note, bond, mortgage, indenture, lease, permit, concession, franchise or license, or any agreement to acquire real property, or any other material contract, agreement, arrangement or understanding, to which it is a party or by which it or any of its properties or assets is bound, except for violations or defaults that would not, individually or in the aggregate, result in a Partnership
Material Adverse Effect.

              (ii) 			Except for any of the following expressly identified in
the most recent financial statements contained in the Partnership Filed SEC
Documents and except as permitted by Section 4.1, there are no loan or credit agreements, notes, bonds, mortgages, indentures and other agreements and instruments outstanding pursuant to which the Partnership is indebted in an aggregate principal amount in excess of $2,000,000 per item or pursuant to which such indebtedness may be incurred.  For purposes of this Section
3.1(i)(ii), "indebtedness" shall mean, with respect to any person, without duplication, (A) all indebtedness of such person for borrowed money, whether secured or unsecured, (B) all obligations of such person under conditional sale or other title retention agreements related to property purchased by such person, (C) all capitalized lease obligations of such person, (D) all obligations of such person under interest rate or currency hedging transactions (valued at the termination value thereof), (E) all guarantees of such person of any such indebtedness of any other person and (F) any agreements to provide any of the foregoing.

        (j) 			 Tangible Property and Assets.  The Partnership has good and marketable fee simple title to, those assets set forth in its most recent report filed with the SEC on Form 10- Q, free and clear of all Liens other than (i) any statutory Lien arising in the ordinary course of business by operation of law with respect to a liability that is not yet due or delinquent and (ii) any easement, restriction or minor imperfection of title or similar
Lien which individually or in the aggregate with other such Liens does not materially impair the value of the property or asset subject to such Lien or the use of such property or asset in the conduct of the business of the
Partnership.

        (k) 			 Books and Records.

              (i) 				The books of account and other financial records of the
Partnership are in all material respects true, complete and correct, have been maintained in accordance with good business practices, and are accurately reflected in all material respects in the financial statements included in the
Partnership Filed SEC Documents.

              (ii)				The Partnership has made available to the other
Partnerships true and correct copies of the partnership agreement and, if applicable, certificate of limited partnership of the Partnership as amended to date.

        (l) 			 Registration Statement.  The information furnished by the
Partnership for inclusion in the Registration Statement will not, as of the effective date of the Registration Statement, contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading.

        (m) 			 Vote Required.  The affirmative vote of at least a majority of the outstanding Units of the Partnership is the only vote of any security holder in the Partnership (under applicable law or otherwise) to approve the
Merger, this Agreement and the other transactions contemplated hereby.

ARTICLE IV

Covenants

     SECTION 4.1	    Conduct of Business by the Partnerships.  During the
period from the date of this Agreement to the Effective Time, the Partnerships shall carry on their respective businesses in the usual, regular and ordinary course in substantially the same manner as heretofore conducted and, to the extent consistent therewith, use commercially reasonable efforts to preserve intact its current business organization, goodwill, ongoing businesses and its status as a partnership within the meaning of the Code. Without limiting the generality of the foregoing, the following additional restrictions shall apply. During the period from the date of this Agreement to the Effective
Time, except as otherwise contemplated by this Agreement, each Partnership shall not (and shall not authorize or commit or agree to):

        (a) 		(i) split, combine or reclassify any Units or partnership
interests or issue or authorize the issuance of any other securities in respect of, in lieu of or in substitution for Units or partnership interests or (ii) purchase, redeem or otherwise acquire any Units or partnership interests;

        (b) 			 issue, deliver or sell, or grant any option or other right, in respect of, any Units or partnership interests, any other voting or redeemable securities of the Partnership or any securities convertible into, or any rights, warrants or options to acquire, any such voting securities or convertible or redeemable securities, except to the respective Partnership;

        (c)  			amend the partnership agreement of the respective Partnership;

        (d)  			merge or consolidate with any Person;

        (e)  			make any tax election (unless required by law or necessary to preserve the respective Partnership's status as a partnership);

        (f) 		(i) change in any material manner any of its methods, principles or practices of accounting, except as may be required by the SEC, applicable law or GAAP or (ii) make or rescind any express or deemed election relating to tax matters; or

        (g) 			 pay any distribution except regular quarterly distributions that are not in excess of $.2649, $.3354 or $.3314 per Unit of Prep Fund 1,
Prep Fund 2 or Pension Fund, respectively.

     SECTION 4.2	    Other Actions.  Each of the Partnerships shall not take
any action that would result in (i) any of the representations and warranties of such party (without giving effect to any "knowledge" qualification) set forth in this Agreement that are qualified as to materiality becoming untrue,
(ii) any of such representations and warranties (without giving effect to any
"knowledge" qualification) that are not so qualified becoming untrue in any material respect or (iii) except as contemplated by Section 7.1, any of the conditions to the Merger set forth in Article VI not being satisfied.

     SECTION 4.3	   Payments of Dividends By the Company.  The Company has
set, for the first year following the Merger, the rate of its quarterly distributions to stockholders at $.265 per share of Common Stock ($1.06 on an annual basis); provided, however, the payment of such distributions shall be subject to the provisions of Section 2-311 of the MGCL.


ARTICLE V

Additional Covenants

     SECTION 	5.1     Preparation of the Registration Statement and the
Consent Solicitation Statement/Prospectus.

        (a) 			 As soon as practicable following the date of this Agreement, the Partnerships shall prepare and file with the SEC a preliminary
Registration Statement in form and substance satisfactory to each of the
Partnerships in which the Consent Solicitation Statement/Prospectus will be included as a prospectus.  Each of the Partnerships shall use its best efforts to (i) respond to any comments of the SEC and (ii) have the Registration
Statement declared effective under the Securities Act and the rules and regulations promulgated thereunder as promptly as practicable after such filing and to keep the Registration Statement effective as long as is necessary to consummate the Merger.  Each Partnership shall use its best efforts to mail the Consent Solicitation Statement/Prospectus to the
Unitholders as promptly as practicable after the Registration Statement is declared effective.  Each party will notify the other promptly of the receipt of any comments from the SEC and of any request by the SEC for amendments or supplements to the Registration Statement the Consent Solicitation
Statement/Prospectus or for additional information and will supply the other
Partnerships with copies of all correspondence between such party or any of its representatives and the SEC with respect to the Registration Statement or the Consent Solicitation Statement/Prospectus.  The Registration Statement and
the Consent Solicitation Statement/Prospectus shall comply in all material respects with all applicable requirements of Law.  Whenever any event occurs which is required to be set forth in an amendment or supplement to the
Registration Statement or the Consent Solicitation Statement/Prospectus, the
Partnership, as the case may be, shall promptly inform the other Partnerships of such occurrences and cooperate in filing with the SEC, and/or mailing to the Unitholders such amendment or supplement in a form reasonably acceptable to the Partnerships.

        (b)  			Each Partnership covenants that the Consent Solicitation
Statement/Prospectus shall include the recommendation of the General Partner of such Partnership to the effect the Merger and this Agreement are fair to, and in the best interests of, Unitholders and a recommendation of the Special
Committee (the "Special Committee") of the board of Managers of America First
Companies L.L.C. in favor of the Merger and this Agreement; provided, however, that the recommendation of such General Partner or the Special Committee may not be included or may be withdrawn, modified or amended if such General
Partner or the Special Committee shall approve or recommend a Superior
Competing Transaction (as defined below) or enter into an agreement with respect to such Superior Competing Transaction and the General Partner of such
Partnership and the Special Committee determines in good faith that they are in compliance with Section 7.1.

     SECTION 	5.2     Best Efforts; Notification.

        (a) 			 Upon the terms and subject to the conditions set forth in this
Agreement, each of the Partnerships agrees to use its best efforts to take, or cause to be taken, all actions, and to do, or cause to be done, and to assist and cooperate with the other Partnerships in doing all things necessary, proper or advisable to fulfill all conditions applicable to such party pursuant to this Agreement and to consummate and make effective, in the most expeditious manner practicable, the Merger and the other transactions contemplated hereby, including (i) the obtaining of all necessary actions or nonactions, waivers, consents and approvals from Governmental Entities and the making of all necessary registrations and filings and the taking of all reasonable steps as may be necessary to obtain an approval, waiver or exemption from, or to avoid an action or proceeding by, any Governmental
Entity, (ii) the obtaining of all necessary consents, approvals, waivers or exemption from non-governmental third parties, (iii) the defending of any lawsuits or other legal proceedings, whether judicial or administrative, challenging the Merger, this Agreement or the consummation of the Merger and the other transactions contemplated hereby, including seeking to have any stay or temporary restraining order entered by any court or other Governmental

Entity vacated or reversed, and (iv) the execution and delivery of any additional instruments necessary to consummate the Merger and the other transactions contemplated by, and to fully carry out the purposes of, this Agreement; provided, however, that a party shall not be obligated to take any action pursuant to the foregoing if the taking of such action or the obtaining of any waiver, consent, approval or exemption is reasonably likely to result in the imposition of a condition or restriction of the type referred to in
Section 6.1(e).

        (b) 			 Each Partnership shall give prompt notice to the other
Partnerships, if (i) any representation or warranty made by it contained in this Agreement that is qualified as to materiality becomes untrue or inaccurate in any respect or any such representation or warranty that is not so qualified becomes untrue or inaccurate in any material respect or (ii) it fails to comply with or satisfy in any material respect any covenant, condition or agreement to be complied with or satisfied by it under this
Agreement; provided, however, that no such notification shall affect the representations, warranties, covenants or agreements of the parties or the conditions to the obligations of the parties under this Agreement.

     SECTION 5.3    	No Solicitation of Transactions.  Subject to Section 7.1,
each of the Partnerships shall not directly or indirectly, through any officer, director, employee, agent, investment banker, financial advisor, attorney, accountant, broker, finder or other representative, initiate or solicit (including by way of furnishing non-public information or assistance) any inquiries or the making of any proposal that constitutes, or may reasonably be expected to lead to, any Competing Transaction (as defined below), or authorize or permit any of its partners, Unitholders, officers, directors, employees or agents, attorneys, investment bankers, financial advisors, accountants, brokers, finders or other representatives retained by it to take any such action. Each of the Partnerships shall notify the other parties in writing (as promptly as practicable) of all of the relevant details relating to all inquiries and proposals which it or any such officer, director, employee, agent, investment banker, financial advisor, attorney, accountant, broker, finder or other representative may receive relating to any of such matters and if such inquiry or proposal is in writing, each of the Partnerships shall deliver to the other parties a copy of such inquiry or proposal. For purposes of this Agreement, "Competing Transaction" shall mean any of the following (other than the Merger and the other transactions contemplated by this Agreement): (i) any merger, consolidation, share exchange, business combination, or similar transaction involving a Partnership; (ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition of 30% or more of the assets of such Partnership in a single transaction or series of related transactions, excluding any bona fide financing transactions which do not, individually or in the aggregate, have as a purpose or effect the sale or transfer of control of such assets; (iii) any tender offer or exchange offer for 30% or more of the outstanding Units of such Partnership or the filing of a registration statement under the Securities Act in connection therewith; or (iv) any public announcements of a proposal, plan or intention to do any of the foregoing or any agreement to engage in any of the foregoing.

     SECTION 5.4    	Public Announcements.  Each Partnership and the Company
will consult with the other parties before issuing, and provide the other parties the opportunity to review and comment upon, any press release or other public statements with respect to the Merger and shall not issue any such press release or make any such public statement prior to such consultation, except as may be required by applicable law, court process or by obligations pursuant to any listing agreement with any national securities exchange. The parties agree that the initial press release to be issued with respect to the Merger will be in the form agreed to by the parties hereto prior to the execution of this Agreement.

     SECTION 5.5	    Listing of Common Stock.  The Company will promptly
prepare and submit to the NYSE a listing application covering the Common Stock issuable in the Merger. Prior to the Effective Time, the Company shall use its best efforts to have the NYSE approve for listing, upon official notice of issuance, the Common Stock to be issued in the Merger.

     SECTION 5.6    	Indemnification.

        (a)   (i)	    Each Partnership and, from and after the Effective Time,
the Company shall, indemnify, defend and hold harmless each person who is now or has been at any time prior to the date hereof or who becomes prior to the
Effective Time, a General Partner or an affiliate of such General Partner of such Partnership or an officer or a member of the board of managers or board of directors, (or any regular or Special Committee thereof, including the
Special Committee) or any committee thereof of any such general partner or affiliate (the "Indemnified Parties") against all losses, claims, damages, costs, expenses (including attorneys' fees and expenses), liabilities or judgments or amounts that are paid in settlement of, with the approval of the indemnifying party (which approval shall not be unreasonably withheld), or otherwise in connection with any threatened or actual claim, action, suit, proceeding or investigation based on or arising out of the fact that such person is or was a General Partner or an affiliate of such General Partner of such Partnership or an officer or a member of the board of managers or board of directors (or any regular or special committee thereof, including the
Special Committee) or any committee thereof of any such general partner or affiliate at or prior to the Effective Time, whether asserted or claimed prior to, or at or after, the Effective Time ("Partnership Indemnified
Liabilities"), including all Partnership Indemnified Liabilities based on, or arising out of, or pertaining to this Agreement or the Merger, in each case to the full extent a Partnership is permitted under its Partnership Agreement to indemnify its own partners or the Company is permitted under Maryland law to indemnify such persons, as the case may be, (and such Partnership or the
Company, as the case may be, will pay expenses in advance of the final disposition of any such action or proceeding to each Indemnified Party to the full extent permitted by law, subject to the limitations set forth in Section
5.6(a)(iii)).

              (ii) 			Any Indemnified Parties proposing to assert the right to
be indemnified under this Section 5.6 shall, promptly after receipt of notice of commencement of any action against such Indemnified Parties in respect of which a claim is to be made under this Section 5.6 against any Partnership and/or the Company (collectively, the "Indemnifying Parties"), notify the
Indemnifying Parties of the commencement of such action, enclosing a copy of all papers served.  If any such action is brought against any of the
Indemnified Parties and such Indemnified Parties notify the Indemnifying
Parties of its commencement, the Indemnifying Parties will be entitled to participate in and, to the extent that they elect by delivering written notice to such Indemnified Parties promptly after receiving notice of the commencement of the action from the Indemnified Parties, to assume the defense of the action and after notice from the Indemnifying Parties to the
Indemnified Parties of their election to assume the defense, the Indemnifying
Parties will not be liable to the Indemnified Parties for any legal or other expenses except as provided below and except for the reasonable costs of investigation subsequently incurred by the Indemnified Parties in connection with the defense.  If the Indemnifying Parties assume the defense, the
Indemnifying Parties shall have the right to settle such action without the consent of the Indemnified Parties; provided, however, that the Indemnifying
Parties shall be required to obtain such consent (which consent shall not be unreasonably withheld) if the settlement includes any admission of wrongdoing on the part of the Indemnified Parties or any decree or restriction on the
Indemnified Parties or their partners, officers or directors; provided, further, that no Indemnifying Parties, in the defense of any such action shall, except with the consent of the Indemnified Parties (which consent shall not be unreasonably withheld), consent to entry of any judgment or enter into any settlement that does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Parties of a release from all liability with respect to such action.  The Indemnified Parties will have the right to employ their own counsel in any such action, but the fees, expenses and other charges of such counsel will be at the expense of such
Indemnified Parties unless (i) the employment of counsel by the Indemnified
Parties has been authorized in writing by the Indemnifying Parties, (ii) the
Indemnified Parties have reasonably concluded (based on advice of counsel)
that there may be legal defenses available to them that are different from or in addition to those available to the Indemnifying Parties, (iii) a conflict or potential conflict exists (based on advice of counsel to the Indemnified
Parties) between the Indemnified Parties and the Indemnifying Parties (in
which case the Indemnifying Parties will not have the right to direct the defense of such action on behalf of the Indemnified Parties) or (iv) the
Indemnifying Parties have not in fact employed counsel to assume the defense of such action within a reasonable time after receiving notice of the commencement of the action, in each of which cases the reasonable fees, disbursements and other charges of counsel will be at the expense of the
Indemnifying Parties.

              (iii) 		It is understood that the Indemnifying Parties shall
not, in connection with any proceeding or related proceedings in the same jurisdiction, be liable for the reasonable fees, disbursements and other charges of more than one separate firm admitted to practice in such jurisdiction at any one time for all such Indemnified Parties unless (a) the employment of more than one counsel has been authorized in writing by the
Indemnifying Parties, (b) any of the Indemnified Parties have reasonably concluded (based on advice of counsel) that there may be legal defenses available to them that are different from or in addition to those available to other Indemnified Parties or (c) a conflict or potential conflict exists
(based on advice of counsel to the Indemnified Parties) between any of the
Indemnified Parties and the other Indemnified Parties, in each case of which the Indemnifying Parties shall be obligated to pay the reasonable fees and expenses of such additional counsel or counsels.

              (iv) 			The Indemnifying Parties will not be liable for any
settlement of any action or claim effected without their written consent
(which consent shall not be unreasonably withheld).

        (b) 			 The provisions of this Section 5.6 are intended to be for the benefit of, and shall be enforceable by, each Indemnified Party, his or her heirs and personal representatives and shall be binding on all successors and assigns of the Partnerships and the Company.


ARTICLE VI

Conditions Precedent

     SECTION 6.1	    Conditions to Each Party's Obligation to Effect the
Merger. The respective obligation of each party to effect the Merger and to consummate the other transactions contemplated by this Agreement to occur on the Closing Date is subject to the satisfaction or waiver on or prior to the Effective Time of the following conditions:

        (a) 			 Approval of Unitholders of Prep Fund 1 and Prep Fund 2.  The
approval of Unitholders representing a majority in interest of the Prep Fund 1
Units and Unitholders representing a majority in interest of the Prep Fund 2
BUCs.

        (b) 			 Listing of Common Stock.  The NYSE or another National
Exchange shall have approved for listing the Common Stock to be issued in the
Merger and such approval shall remain in effect at the Effective Time.

        (c) 			 Absence of Certain Conditions.  The absence at the Effective
Time of (a) any suspension of trading of, or limitation on prices for, securities generally on the NYSE, (b) a declaration of a banking moratorium by federal or state authorities or any suspension of payments by banks in the
United States (whether mandatory or not) or of the extension of credit by lending institutions in the United States, or (c) in the case of any of the foregoing existing on the date of the Consent Solicitation
Statement/Prospectus, any material acceleration or worsening thereof.

        (d) 			 Registration Statement.  The Registration Statement shall have become effective under the Securities Act and shall not be the subject of any stop order or proceedings by the SEC seeking a stop order.

        (e) 			 No Injunctions or Restraints.  No temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger or any of the other transactions contemplated by this Agreement shall be in effect.

        (f) 			 Opinion Related to Partnership Status of the Partnership.
The Partnerships shall have received an opinion dated as of the Closing Date of Rogers & Wells, subject to certificates, letters and assumptions, reasonably satisfactory to the Partnerships that each Partnership was organized and has operated in conformity with the requirements for qualification as a partnership within the meaning of the Code since 1986 in the case of Prep Fund 1, 1987 in the case of Prep Fund 2 and 1988 in the case of Pension Fund, and not as a corporation or an association taxable as a corporation.

        (g) 			 Opinion Related to REIT Status of the Company.  The
Partnerships shall have received an opinion dated as of the Closing Date of
Rogers & Wells, subject to certificates, letters and assumptions, reasonably satisfactory to the Partnerships that following the Merger (after giving effect thereto), the Company's proposed method of operation will enable it to meet the requirements for qualification and taxation as a REIT under the Code.

        (h)  			The Investment Company Act Opinion.  The Partnerships shall
have received an opinion dated as of the Closing Date of Rogers & Wells, subject to certificates, letters and assumptions, reasonably satisfactory to the Partnerships, to the effect that neither the Company nor any of its
Subsidiaries is an "investment company" or an entity "controlled" by an
"investment company" as such terms are defined in the Investment Company Act of 1940, as amended.

        (i) 			 Consents and Approvals.  The receipt of all necessary consents and approvals on or before (and remaining in effect at) the Effective Time.

        (j) 			 Absence of Material Adverse Effects.  The absence of any event or any matter brought to the attention of the General Partners that, in the sole judgment of the General Partners, materially affects, whether adversely or otherwise, the Partnerships, the Company or the Merger.

     SECTION 6.2 	   Conditions to Obligations of the Partnerships.  The
obligations of each of the Partnerships to effect the Merger and to consummate the other transactions contemplated in this Agreement to occur on the Closing Date are further subject to the following conditions, any one or more of which may be waived by such Partnership:

        (a) 			 Representations and Warranties.  The representations and
warranties of the other Partnerships (without giving effect to any
"materiality" qualification or limitation) set forth in this Agreement shall be true and correct as of the Closing Date, as though made on and as of the
Closing Date, except to the extent the representation or warranty is expressly limited by its terms to another date, and the other Partnerships shall have received a certificate (which certificate may be qualified by knowledge to the same extent as such representations and warranties are so qualified) signed on behalf of such Partnership by the General Partner of such entity to such effect.  This condition shall be deemed satisfied notwithstanding any failure of a representation or warranty of such Partnership to be true and correct as of the Closing Date (without giving effect to any materiality qualification)
if the aggregate amount of Economic Losses (as defined below) that would reasonably be expected to arise as a result of the failures of such representations and warranties to be true and correct as of the Closing Date does not exceed the greater of $1,000,000 or 5% of the Net Asset Value of such
Partnership (such amount to be calculated by counting in all cases from the first dollar of such Economic Losses without giving effect to the $1,000,000 or 5% of the Net Asset Value limitation set forth in Section 3.1(e)).
"Economic Losses,"  as used in this Section 6.2, shall mean any and all net damage, net loss (including diminution in the value of properties or assets which diminution, with regard to permanent cash flow losses from any property or assets that produces cash flow, shall be measured by multiplying the annual net cash flow produced by such property or asset over the 12-month period preceding the date of the applicable loss by a factor of 10), net liability or expense suffered by such Partnership, but shall not include any claims, damages, loss, expense or other liability resulting from any class action or
Unitholders' or partners' derivative lawsuits relating to the Transactions against such Partnership, if any, filed subsequent to the date of this
Agreement or any amounts paid or expenses incurred by such Partnership in obtaining non- governmental third party consents, as contemplated by Section
5.2.

        (b) 			 Performance of Obligations of the Other Partnerships.  The
other Partnerships shall have performed in all material respects all obligations required to be performed by them under this Agreement at or prior to the Effective Time, and each Partnership shall have received a certificate signed on behalf of each of the other Partnerships by the General Partner of each of the other Partnerships to such effect.

        (c) 			 Material Adverse Change.  Since the date of this Agreement, there has been no material adverse change in the business, results of operations or financial condition of any of the other Partnerships, that have resulted or would result, individually or in the aggregate, in Economic Losses of the greater of $1,000,000 or 5% of the Net Asset Value of such to any of the Partnerships or the Company.  Each Partnership shall have received a certificate of the General Partner of each of the other Partnerships to the effect that there has been no such material adverse change.

        (d) 			 Consents.  All consents and waivers from third parties
necessary in connection with the consummation of the Merger and the other transactions contemplated by this Agreement shall have been received, other than such consents and waivers from third parties, which, if not obtained, would not result, individually or in the aggregate, in Economic Losses of the greater of $1,000,000 or 5% of the Net Asset Value of the Partnerships or the
Company.

     SECTION 6.3	    Conditions to Obligations of Pension Fund.  The
obligation of Pension Fund to effect the Merger and to consummate the other Transactions contemplated to occur on the Closing Date is further subject to the approval of the Merger by a majority in interest of Unitholders holding the outstanding Pension BUCs.

ARTICLE VII

General Partner Actions

     SECTION 7.1	    General Partner Actions.  Notwithstanding Section 5.3 or
any other provision of this Agreement to the contrary, to the extent required by the fiduciary obligations of the General Partner of any Partnership, as determined in good faith based on the advice of outside counsel, such General
Partner may:

        (a) 			 disclose to its Unitholders any information required to be
disclosed under applicable law;

        (b) 			 in response to an unsolicited request therefor, participate in discussions or negotiations with, or furnish information with respect to itself pursuant to a customary confidentiality agreement (as determined by its outside counsel) to, any person in connection with a Competing Transaction proposed by such person; and

        (c) 			 approve or recommend (and in connection therewith withdraw or modify its approval or recommendation of the Merger or this Agreement) a
Superior Competing Transaction (as defined below) or enter into an agreement with respect to such Superior Competing Transaction (for purposes of this
Agreement, "Superior Competing Transaction" means a bona fide proposal of a
Competing Transaction made by a third party which the applicable General
Partner determines in good faith (based on the advice of its investment banking firm) to be more favorable to its Unitholders than the Merger), as the case may be.


ARTICLE VIII

Termination, Amendment and Waiver

     SECTION 8.1	    Termination.  This Agreement may be terminated at any
time prior to the Effective Date whether before or after Unitholder Approvals are obtained:

        (a)  			by mutual written consent of the Partnerships duly authorized by their respective General Partners and approved by the Special Committee;

        (b)  			by any Partnership, upon a breach of any representation or
warranty on the part of Pension Fund 1 or Pension Fund 2 or the breach in any material respect of any covenant or agreement of Pension Fund 1 or Pension
Fund 2  set forth in this Agreement; or (ii) by any Partnership (but such termination shall only be with regard to the obligations of Pension Fund hereunder), upon a breach of any representation or warranty on the part of
Pension Fund or the breach in any material respects of any covenant or agreement of Pension Fund set forth in this Agreement; provided, however, that the right to cause a termination of this Agreement or to cause the termination of the obligations of Pension Fund under this Section 8.1(b) shall not be available to any party that has breached its representations or warranties or has breached in any material respects any of its covenants or agreements hereunder;

        (c) 	 		by any Partnership, if the Merger shall not have been
consummated before June 30, 1998;

        (d) 		 	by any of the Partnerships, if the approval of a majority in interest of the holders of outstanding Prep Fund 1 Units or a majority in interest of the holders of Prep Fund 2 BUCs shall not have been obtained on or prior to June 30, 1998;

        (e) 			 by any of the Partnerships (but such termination shall only be with regard to the obligations of Pension Fund hereunder), if the approval of a majority in interest of the holders of Pension Fund shall not have been obtained on or prior to June 30, 1998;

        (f) 		 	by any Partnership, if prior to the approval of the
Unitholders of such Partnership the General Partner of Prep Fund 1 or Prep
Fund 2 (or the Special Committee acting with respect to such Partnership)
shall have, in compliance with the provisions of this Agreement, changed its recommendation with respect to or withdrawn or modified its approval of the
Merger or this Agreement; or

        (g) 			 by any Partnership (but such termination shall only be with regard to the obligations of Pension Fund hereunder), if the General Partner of Pension Fund (or the Special Committee acting with respect to Pension Fund)
shall have, in compliance with the provisions of this Agreement, changed its recommendation with respect to or withdrawn or modified its approval of the
Merger or this Agreement.

     SECTION 8.2	    Expenses.

        (a) 		 	Except as otherwise specified in this Section 8.2 or agreed in writing by the parties, all costs and expenses incurred in connection with this Agreement, the Merger and the other transactions contemplated hereby shall be paid by the Partnerships (pro rata in accordance with their aggregate
Net Asset Values from cash on hand) whether or not the Merger is consummated.
If, however, the Merger is consummated, the Company will be allocated the entire amount of the expenses referred to in this paragraph (a).

        (b)  			Notwithstanding the foregoing, each Partnership agrees that, if this Agreement shall be terminated pursuant to Section 8.1(d) or (f) (or the obligations of Pension Fund shall have been terminated pursuant to Section
8.1(e) or (g)) and such Partnership (each such Partnership being referred to herein as the "Competing Transaction Partnership") shall have, on or prior to the date of such termination, received a proposal constituting a Competing
Transaction that has not been offered on substantially equivalent terms (as determined in good faith by the Special Committee) to any of the other
Partnerships (each such other Partnership being referred to herein as an
"Excluded Partnership"), then the Competing Transaction Partnerships agree to reimburse each Excluded Partnership for such Excluded Partnership's share of the out-of-pocket expenses incurred in connection with this Agreement and the other transactions contemplated hereby (including, without limitation, all attorneys', accountants' and investment banking fees and expenses), plus any expenses incurred in enforcing the provisions of this Section 8.2.

     SECTION 8.3	    Effect of Termination.  In the event of termination of
this Agreement by any Partnership as provided in Section 8.1, this Agreement shall forthwith become void and have no effect, without any liability or obligation on the part of any Partnership, other than Section 8.2, this
Section 8.3 and Article IX and except to the extent that such termination results from a willful breach by a party of any of its representations, warranties, covenants or agreements set forth in this Agreement.

     SECTION 8.4	     Amendment.  This Agreement may be amended by the parties
in writing by appropriate instrument executed at any time before or after any
Unitholder Approvals are obtained and prior to the Effective Date; provided, however, that, after Unitholder Approvals are obtained, no such amendment, modification or supplement shall alter the amount or change the form of the consideration to be delivered to such Unitholders or alter or change any of the terms or conditions of this Agreement if such alteration or change would adversely affect such Unitholders.

     SECTION 8.5	     Extension; Waiver.  At any time prior to the Effective
Time, each of the Partnerships or the Company may (a) extend the time for the performance of any of the obligations or other acts of another party, (b)
waive any inaccuracies in the representations and warranties of another party contained in this Agreement or in any document delivered pursuant to this
Agreement or (c) subject to the proviso of Section 8.4, waive compliance with any of the agreements or conditions of another party contained in this

Agreement. Any agreement on the part of a party to any such extension or waiver shall be valid only if set forth in an instrument in writing signed on behalf of such party.


ARTICLE IX

General Provisions

     SECTION 9.1	    Nonsurvival of Representations and Warranties.  None of
the representations and warranties in this Agreement or in any instrument delivered pursuant to this Agreement shall survive the Effective Time.  This
Section 9.1 shall not limit any covenant or agreement of the parties which by its terms contemplates performance after the Effective Time.

     SECTION 9.2	    Notices.  All notices, requests, claims, demands and
other communications under this Agreement shall be in writing and shall be deemed given if delivered personally, sent by overnight courier (providing proof of delivery) to the parties or sent by telecopy (providing confirmation of transmission) at the following addresses or telecopy numbers (or at such other address or telecopy number for a party as shall be specified by like notice):

        (a) 			 if to the Partnerships or any of the General Partners, to

             			1004 Farnam Street
             			Omaha, Nebraska 68102
             			Attn:  Maurice E. Cox, Jr.
              		Fax:  (402) 345-8966

             			with a copy to:

             			Rogers & Wells
             			200 Park Avenue
             			New York, New York 10166
             			Attn:	 Alan L. Gosule, Esq.
                  				 Jay L. Bernstein, Esq.
              		Fax:  (212) 878-8375

        (b) 			 if to the Company or Partnership Merger Sub, to

             			399 Park Avenue
             			19th Floor
             			New York, New York 10022
             			Attn:  Stewart Zimmerman
              		Fax:  (212) 935-8760

             			with a copy to:

             			Rogers & Wells
             			200 Park Avenue
             			New York, NY  10166
             			Attn:	 Alan L. Gosule, Esq.
                  				 Jay L. Bernstein, Esq.
             			Fax:  (212) 878-8375


     SECTION 9.3	    Interpretation.  When a reference is made in this
Agreement to a Section, such reference shall be to a Section of this Agreement unless otherwise indicated. The table of contents and headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. Whenever the words "include," "includes" or "including" are used in this Agreement, they shall be deemed to be followed by the words "without limitation."

     SECTION 9.4	    Counterparts.  This Agreement may be executed in one or
more counterparts, all of which shall be considered one and the same agreement and shall become effective when one or more counterparts have been signed by each of the parties and delivered to the other parties.

     SECTION 9.5	    Entire Agreement; No Third-Party Beneficiaries.
This Agreement and the other agreements entered into in connection with the Transactions (a) constitute the entire agreement and supersedes all prior agreements and understandings, both written and oral, between the parties with respect to the subject matter of this Agreement and, (b) except for the provisions of Article II and Section 5.6, are not intended to confer upon any person other than the parties hereto any rights or remedies.

     SECTION 9.6	    Governing Law.  THIS AGREEMENT SHALL BE GOVERNED BY, AND
CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF DELAWARE, REGARDLESS OF
THE LAWS THAT MIGHT OTHERWISE GOVERN UNDER APPLICABLE PRINCIPLES OF CONFLICT
OF LAWS THEREOF.

     SECTION 9.7	    Assignment.  Neither this Agreement nor any of the
rights, interests or obligations under this Agreement shall be assigned or delegated, in whole or in part, by operation of law or otherwise by any of the parties without the prior written consent of the other parties. Subject to the preceding sentence, this Agreement will be binding upon, inure to the benefit of, and be enforceable by, the parties and their respective successors and assigns.

     SECTION 9.8	    Enforcement.  The parties agree that irreparable damage
would occur in the event that any of the provisions of this Agreement were not performed in accordance with their specific terms or were otherwise breached.
It is accordingly agreed that the parties shall be entitled to an injunction or injunctions to prevent breaches of this Agreement and to enforce specifically the terms and provisions of this Agreement in any court of the
United States located in the State of Delaware or in any Delaware state court, this being in addition to any other remedy to which they are entitled at law or in equity.  In addition, each of the parties hereto (a) consents to submit itself (without making such submission exclusive) to the personal jurisdiction of any federal court located in the State of Delaware or any Delaware state court in the event any dispute arises out of this Agreement or any of the
Transactions contemplated by this Agreement and (b) agrees that it will not attempt to deny or defeat such personal jurisdiction by motion or other request for leave from any such court.


ARTICLE X

Certain Definitions

     SECTION 10.1	    Certain Definitions.  For purposes of this Agreement:

   		"Affiliate" of any person means another person that directly or indirectly, through one or more intermediaries, controls, is controlled by, or is under common control with, such first person.

   		"Exchange Units" means the Units (except for those Pension BUCs held by
Unitholders electing the Retention Option) of those Partnerships participating in the Merger.

		   "Net Asset Value" means the net asset value of the Partnerships calculated by the General Partners for purposes of allocating the shares of Common Stock to be issued in the Merger.

		   "Pension BUCs" means Beneficial Unit Certificates representing assigned limited partnership interests in Pension Fund.

		   "Person" means an individual, corporation, partnership, limited liability company, joint venture, association, trust, unincorporated organization or other entity.

		   "Prep Fund 1 Units" means Exchangeable Units representing assigned limited partnership interests in Prep Fund 1.

		   "Prep Fund 2 BUCs" means Beneficial Unit Certificates representing assigned limited partnership interests in Prep Fund 2.

		   "Subsidiary" of any person means any corporation, partnership, limited liability company, joint venture or other legal entity of which such person
(either directly or through or together with another Subsidiary of such person) owns 50% or more of the voting stock or other equity interests of such corporation, partnership, limited liability company, joint venture or other legal entity.

	   	"Unitholders" means the holders of Units.

	   	"Units" means Prep Fund 1 Units, Prep Fund 2 BUCs and Pension BUCs.

     IN WITNESS WHEREOF, Prep Fund 1, Prep Fund 2, Pension Fund, the Company and Partnership Merger Sub have caused this Agreement to be signed by their respective officers thereunto duly authorized, all as of the date first written above.


	                                  AMERICA FIRST PARTICIPATING/PREFERRED
                                  	EQUITY MORTGAGE FUND LIMITED
                                  	PARTNERSHIP

                                  	By:	AMERICA FIRST CAPITAL ASSOCIATES
                                     		LIMITED PARTNERSHIP THREE,
                                     		its general partner

                                 		    By:	AMERICA FIRST COMPANIES L.L.C.,
                                    			    its general partner


                                    			    By: /s/ Michael Thesing
                                              --------------------------------
                                   			        Name: Michael Thesing
                                      				    Title: Vice President


                                   AMERICA FIRST PREP FUND 2 LIMITED
                                  	PARTNERSHIP

                                  	By:	AMERICA FIRST CAPITAL ASSOCIATES
                                     		LIMITED PARTNERSHIP SIX,
                                     		its general partner

                                     		By:	AMERICA FIRST COMPANIES L.L.C.,
                                        			its general partner


                                        			By:	/s/ Michael Thesing
                                              --------------------------------
                                          				Name: Michael Thesing
                                          				Title: Vice President

                                  	AMERICA FIRST PREP FUND 2 PENSION
                                  	SERIES LIMITED PARTNERSHIP

                                  	By:	AMERICA FIRST CAPITAL ASSOCIATES
                                     		LIMITED PARTNERSHIP SIX,
                                     		its general partner

                                     		By:	AMERICA FIRST COMPANIES L.L.C.,
                                        			its general partner


                                        			By:	/s/ Michael Thesing
                                              --------------------------------
                                          				Name: Michael Thesing
                                          				Title: Vice President


	                                  AMERICA FIRST MORTGAGE INVESTMENTS, INC.


                                  	By:	/s/ Stewart Zimmerman
                                      ----------------------------------------
                                    		Name: Stewart Zimmerman
                                    		Title: President


                                  	AF MERGER, L.P.

                                  	By:	AMERICA FIRST MORTGAGE INVESTMENTS, INC.,
                                       its general partner


                                     		By:	/s/ Stewart Zimmerman
                                          ------------------------------------
                                       			Name: Stewart Zimmerman
                                       			Title: President