Form 10-Q
period 1997-09-30
AMERICA FIRST PARTICIPATING PREFERRED EQUITY MORTGAGE FUND
filed 1997-11-14
CIK 789951

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 1997 or

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
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED BALANCE SHEETS
(UNAUDITED)

                                                                                            Sept. 30, 1997       Dec. 31, 1996
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which approximates market value              $   10,393,926      $    9,001,666
  Investment in mortgage-backed securities (Note 4)                                             34,653,964          37,322,028
  Investment in and advances to preferred equity participations (PEPs),
    net of valuation allowance (Note 5)                                                          1,503,551             324,607
  Investment in real estate (Note 6)                                                             4,021,034           6,381,300
  Investment in participating loans, net of valuation allowance (Note 7)                           860,000           2,960,000
  Interest receivable                                                                              276,909             305,606
  Investment evaluation fees, net                                                                  570,163             587,441
  Other assets                                                                                   2,304,670           3,262,057
                                                                                            --------------      --------------
                                                                                            $   54,584,217      $   60,144,705
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 9)                                                               $      227,927      $      338,586
    Distributions payable (Note 3)                                                                 511,556             512,457
    Mortgage notes payable (Note 10)                                                             6,800,000           9,590,833
                                                                                            --------------      --------------
                                                                                                 7,539,483          10,441,876
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                    100                 100
    Exchangeable Unit Holders ($8.15 per unit in 1997 and $8.61 in 1996)                        47,044,634          49,702,729
                                                                                            --------------      --------------
                                                                                                47,044,734          49,702,829
                                                                                            --------------      --------------
                                                                                            $   54,584,217      $   60,144,705
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997      Sept. 30, 1996
                                                    --------------      --------------      --------------      --------------
Income
 Mortgage and mortgage-backed securities income     $      658,814      $      735,828      $    2,024,656      $    2,298,465
 Equity in earnings of property partnerships               147,302              84,125             377,458             206,224
 Rental income                                             629,101             608,048           1,897,467           1,788,012
 Interest income on participating loans                     17,240              59,030             177,639             184,481
 Interest income on temporary cash investments and
  U.S. government securities                               152,289             117,171             419,125             324,938
                                                    --------------      --------------      --------------      --------------
                                                         1,604,746           1,604,202           4,896,345           4,802,120
                                                    --------------      --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 9)              706,389             222,849           1,241,639             679,835
 Real estate operating expenses                            411,028             288,652           1,104,990             913,699
 Depreciation                                               75,627              81,009             226,882             243,027
 Interest expense                                          142,446             238,387             565,595             631,286
                                                    --------------      --------------      --------------      --------------
                                                         1,335,490             830,897           3,139,106           2,467,847
                                                    --------------      --------------      --------------      --------------
Net income                                          $      269,256      $      773,305      $    1,757,239      $    2,334,273
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $        1,673      $        7,348      $       15,160      $       22,649
 Exchangeable Unit Holders                                 267,583             732,821           1,742,079           2,211,933
 Passthrough Certificate Holder                               -                 33,136                -                 99,691
                                                    --------------      --------------      --------------      --------------
                                                    $      269,256      $      773,305      $    1,757,239      $    2,334,273
                                                    ==============      ==============      ==============      ==============
Net income per exchangeable unit                    $          .04      $          .13      $          .30      $          .40
                                                    ==============      ==============      ==============      ==============
Net income per passthrough certificate              $         -         $       331.36      $         -         $       996.91
                                                    ==============      ==============      ==============      ==============
Weighted average number of units outstanding             5,775,797           5,528,867           5,775,797           5,546,717
                                                    ==============      ==============      ==============      ==============
Weighted average number of certificates outstanding           -                    100                -                    100
                                                    ==============      ==============      ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
(UNAUDITED)

                                                                            Exchangeable Unit Holders
                                                                        ----------------------------------
                                                           General
                                                           Partner          # of Units              Amount               Total
                                                    --------------      --------------      --------------      --------------
Partners' Capital (excluding net unrealized
    holding gains)
  Balance at December 31, 1996                      $          100           5,775,797      $   49,399,062      $   49,399,162
  Net income                                                15,160                -              1,742,079           1,757,239
  Cash distributions paid or accrued (Note 3)              (15,160)               -             (4,590,025)         (4,605,185)
                                                    --------------      --------------      --------------      --------------
                                                               100           5,775,797          46,551,116          46,551,216
                                                    --------------      --------------      --------------      --------------
Net unrealized holding gains
  Balance at December 31, 1996                                -                   -                303,667             303,667
  Net change                                                  -                   -                189,851             189,851
                                                    --------------      --------------      --------------      --------------
                                                              -                   -                493,518             493,518
                                                    --------------      --------------      --------------      --------------
Balance at September 30, 1997                       $          100           5,775,797      $   47,044,634      $   47,044,734
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

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1997      Sept. 30, 1996
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    1,757,239      $    2,334,273
  Adjustments to reconcile net income to
    net cash from operating activities:
      Equity in earnings of property partnerships                                                 (377,458)           (206,224)
      Depreciation                                                                                 226,882             243,027
      Amortization of discount on mortgage-backed
        and U.S. government securities                                                             (26,842)            (46,317)
      Decrease in interest receivable                                                               28,697              64,355
      Amortization of investment evaluation fees                                                    17,278              17,277
      Increase in other assets                                                                    (454,090)           (323,602)
      Decrease in accounts payable                                                                 (30,548)            (51,675)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    1,141,158           2,031,114
                                                                                            --------------      --------------
Cash flows from investing activities
  Mortgage principal payments received                                                           2,884,757           4,251,747
  Repayment of participating loan                                                                2,100,000                -
  Distributions received from PEPs                                                                 474,117             219,578
  Advances to PEPs                                                                              (1,275,603)               -
  Cash transferred to mortgage holder                                                              (72,903)               -
  Investment in real estate                                                                         (7,656)            (11,118)
  Maturity of U.S. government securities                                                              -              5,000,000
                                                                                            --------------      --------------
    Net cash provided by investing activities                                                    4,102,712           9,460,207
                                                                                            --------------      --------------
Cash flows from financing activities
  Proceeds from issuance of mortgage note payable                                                6,800,000                -
  Purchase of mortgage note payable                                                             (6,045,524)               -
  Distributions paid                                                                            (4,606,086)         (5,146,082)
  Purchase of Units                                                                                   -               (294,139)
                                                                                            --------------      --------------
    Net cash used in financing activities                                                       (3,851,610)         (5,440,221)
                                                                                            --------------      --------------
Net increase in cash and temporary cash investments                                              1,392,260           6,051,100
Cash and temporary cash investments at beginning of period                                       9,001,666           2,573,156
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $   10,393,926      $    8,624,256
                                                                                            ==============      ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                  $      565,595      $      631,286
                                                                                            ==============      ==============
Supplemental disclosure of non-cash investing activity:
  Disposition of Meadow Brook Apartments assets and related liabilities
    Real estate                                                                                  2,141,040                -
    Other assets                                                                                 1,411,477                -
    Accounts payable                                                                               (80,111)               -
    Mortgage note payable                                                                       (3,545,309)               -
                                                                                            --------------      --------------
    Net assets                                                                              $      (72,903)     $         -
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

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

2.	Summary of Significant Accounting Policies

 A)Financial Statement Presentation

   The financial statements include the combined statements of the Fund and the Partnership and have been prepared without audit. The combined financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The combined financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 1997, and results of operations for all periods presented have been made.

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

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

   The allowance for losses on Participating Loans is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on outstanding loans. Reserves are established for loans which management considers impaired. Loans are considered impaired when it is probable that the Fund will be unable to collect amounts due according to the contractual terms of the loan agreements. Based on this analysis, the Fund's Participating Loan was considered impaired at September 30, 1997. A reserve is established for the difference between the recorded investment in the Participating Loans and the fair value of the underlying collateral. The allowance is periodically reviewed and adjusted when there are significant changes in the estimated net realizable value of the underlying collateral for the Participating Loans.

 D)Investment in Preferred Equity Participations (PEPs)

   The investment in PEPs consist of interests in limited partnerships which own the properties underlying the mortgage-backed securities and are accounted for using the equity method. PEPs are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PEPs. PEPs also consist of advances made to limited partnerships financed by the Fund.

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

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

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

At September 30, 1997, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $14,116,484, $667,810 and $14,784,294, respectively.

At September 30, 1997, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses and the aggregate fair value of available-for-sale securities were $20,043,962, $554,430, $60,912 and $20,537,480 respectively.

Descriptions of the Fund's mortgage-backed securities at September 30, 1997, are as follows:

                                                               Number       Interest            Maturity            Carrying
Type of Security and Name             Location               of Units           Rate                Date              Amount
----------------------------------    ------------------     --------       --------        ------------        ------------
Held-to-Maturity
 GNMA Certificates:
  The Parklane                        Salt Lake City, UT           94          9.25%          03/15/2029        $  6,369,590
  Grand Villa                         Grand Junction, CO           47          9.25%          03/15/2029           1,984,171
  Cambridge Court                     Kearney, NE                  42          9.25%          02/15/2029           1,935,854
  Hickory Villa                       Omaha, NE                    52          9.25%          02/15/2029           2,506,252
  Pools of single-family mortgages                                            	9.58% (1)            2017           1,299,264
  Pools of single-family mortgages                                            	9.62% (1)    2016 to 2017              21,353
                                                                                                                ------------
                                                                                                                  14,116,484
                                                                                                                ------------
Available-for-Sale
 GNMA Certificates:
  Pools of single-family mortgages                                            	8.56% (1)    2016 to 2020           2,433,729 (2)
  Pools of single-family mortgages                                            	9.30% (1)      07/15/2021           1,153,819 (2)
  Pools of single-family mortgages                                            	8.76% (1)            2021             861,208 (2)
  Pools of single-family mortgages                                            	8.76% (1)      						2021             372,083 (2)
  Pools of single-family mortgages                                            	8.25% (1)    2021 to 2022           1,685,198 (2)
  Pools of single-family mortgages                                            	6.50% (1)            2023           3,932,649 (2)
  Pools of single-family mortgages                                            	6.03% (1)            2008           2,011,279 (2)
  Pools of single-family mortgages                                            	7.13% (1)            2009           5,451,949 (2)
 FNMA Certificates:
  Pools of single-family mortgages                                            	5.52% (1)            2000           2,635,566 (2)
                                                                                                                ------------
                                                                                                                  20,537,480
                                                                                                                ------------
Balance at September 30, 1997                                                                                   $ 34,653,964
                                                                                                                ============
(1)Represents yield to the Fund.
(2)Reserve account asset - see Note 8.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1996                                                                                    $ 37,322,028
Addition
 Amortization of discount on mortgage-backed securities                                                               26,842
 Net change in unrealized holding gains on available-for-sale securities                                             189,851
Deductions
 Mortgage principal payments received                                                                             (2,884,757)
                                                                                                                ------------
Balance at September 30, 1997                                                                                   $ 34,653,964
                                                                                                                ============

5. Investment in and Advances to Preferred Equity Participations (PEPs)

The PEPs consist of interests in limited partnerships which own properties financed by the Fund. The limited partnership agreements provide for a participation in the net cash flow and net sale or refinancing proceeds of the properties subject to various priority payments. PEPs also consist of advances made to limited partnerships financed by the Fund.

Descriptions of the PEPs held at September 30, 1997, are as follows:

                                                                                                                    Carrying
Name                                Location                     Partnership Name                                     Amount
--------------------------          ------------------           --------------------------------------         ------------
Harmony Bay Apartments              Roswell, GA                  Harmony Bay Associates, Ltd.                   $  2,162,991
Grand Villa                         Grand Junction, CO           Stazier Associates Grand Junction Ltd.              152,070
Cambridge Court                     Kearney, NE                  Stazier Associates Kearney Ltd.                      92,739
The Parklane                        Salt Lake City, UT           Congregate Care Company                                -
Hickory Villa                       Omaha, NE                    Stazier Associates Omaha Ltd.                          -
                                                                                                                ------------
                                                                                                                   2,407,800
Less valuation allowance                                                                                            (904,249)
                                                                                                                ------------
Balance at September 30, 1997                                                                                   $  1,503,551
                                                                                                                ============

Reconciliation of the carrying amount of the PEPs is as follows:

Balance at December 31, 1996                                                                                    $  		324,607
 Advances to PEPs (1)                                                                                              1,275,603
	Equity in earnings of property partnerships                                                                         377,458
	Equity distributions received from PEPs                                                                            (474,117)
                                                                                                                ------------
Balance at September 30, 1997                                                                                   $  1,503,551
                                                                                                                ============

(1) In conjunction with refinancing the mortgage note payable on Harmony Bay Apartments, the Fund provided a working capital loan of $1,275,603 to the limited partnership which owns such property.

6. Real Estate Acquired in Settlement of PEPs

The rental income and real estate operating, interest and depreciation expenses of the properties owned by the Fund have been consolidated with the Fund's operations and are reflected in the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

Real estate acquired in settlement of PEPs is comprised of the following multifamily housing properties:

                                                                   Number               Carrying
Name                                Location                     of Units                 Amount
--------------------------          ------------------           --------           ------------
Morrowood Townhouses                Morrow, GA                        264              6,024,558

Less accumulated depreciation                                                         (2,003,524)
                                                                                    ------------
Balance at September 30, 1997                                                       $  4,021,034
                                                                                    ============
Reconciliation of the carrying amount of the real estate held is as follows:

Balance at December 31, 1996                                                        $  6,381,300
 Investment in real estate                                                                 7,656
 Property deeded in lieu of foreclosure (1)                                           (2,141,040)
 Depreciation                                                                           (226,882)
                                                                                    ------------
Balance at September 30, 1997                                                       $  4,021,034
                                                                                    ============

(1) On September 12, 1997, Meadow Brook Apartments was deeded to the owner of the mortgage in lieu of foreclosure (See Note 10).

7.	Investment in Participating Loans

The Participating Loans are collateralized by first mortgages on properties jointly financed with America First Apartment Investors, L.P., whose general partner is an affiliate of AFCA 3. The Participating Loan agreements call for payment of base interest and additional interest out of a portion of the net cash flow or net sale or refinancing proceeds of the properties. On
April 30, 1997, the Jackson Park Place Participating Loan was repaid in full to the Partnership. Accordingly, the Fund has one remaining Participating Loan.

The description of the Participating Loan held as of September 30, 1997, is as follows:

                                                                                    Base
                                                                   Number       Interest           Maturity         Carrying
Name                                    Location                 of Units           Rate (1)           Date           Amount
----------------------------------      ------------------       --------       --------       ------------     ------------
Avalon Ridge                            Renton, WA                    356            10% (2)       09/01/99     $  1,245,000

Valuation allowance to net realizable value                                                                         (385,000)
                                                                                                                ------------
Balance at September 30, 1997                                                                                   $    860,000
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

(2)Interest is recognized as income on the cash basis which is at a rate lower
	   than the base interest rate.  The amount of foregone interest for 1997 was
	   $55,216 ($13,885 for the quarter ended September 30, 1997)

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

Reconciliation of the carrying amount of the Participating Loans held is as follows:

Balance at December 31, 1996                                                                                    $  2,960,000
 Repayment of Jackson Park Place Participating Loan                                                               (2,100,000) (1)
                                                                                                                ------------
Balance at September 30, 1997                                                                                   $    860,000
                                                                                                                ============

(1)In addition to receiving the principal balance on April 30, 1997, the Fund also received contingent interest as due under the terms of the Participating Loan of $69,480.

8.	Fund Reserve Account

The Fund maintains a reserve account which consisted of the following at September 30, 1997:

Cash and temporary cash investments                 $    9,914,362
GNMA Certificates                                       17,901,914
FNMA Certificates                                        2,635,566
                                                    --------------
                                                    $   30,451,842
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

The General Partner previously announced the Partnership's intent to utilize a portion of the reserve account to acquire a maximum of 200,000 Exchangeable Units (Units) in the over-the-counter market. On June 17, 1997, the General Partner decided the Partnership should cease acquiring Units. Through
June 17, 1997, 196,730 Units (none during 1997) had been acquired at a total cost of $1,823,521.

9.	Transactions with Related Parties

Substantially all of the Fund's general and administrative expenses are paid by AFCA 3 or an affiliate and reimbursed by the Fund. The amount of such expenses reimbursed to AFCA 3 during 1997 was $1,225,415 ($655,752 for the quarter ended September 30, 1997). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 3 is entitled to an administrative fee of .35% per annum of the outstanding amount of investments of the Fund to be paid by the Fund to the extent such amount is not paid by property owners. During 1997, AFCA 3 earned administrative fees of $170,066 ($56,476 for the quarter ended
September 30, 1997). Of this amount, $140,069 ($41,491 for the quarter ended September 30, 1997) was paid by the Fund and the remainder was paid by property owners. AFCA 3 also received administrative fees of $88,780 in conjunction with the repayment of the Jackson Park Place Participating Loan described in Note 7.

An affiliate of AFCA 3 has been retained to provide property management services for Morrowood Townhouses, Avalon Ridge, Harmony Bay Apartments and Meadow Brook Apartments (beginning in September 1996 and ending in
September 1997). The fees for services provided represent the lower of: (i) costs incurred in providing management of the property; or, (ii) customary fees for such services determined on a competitive basis. Total fees amounted to $175,448 in 1997 ($56,812 for the quarter ended September 30, 1997).

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

10. Mortgage Notes Payable

The mortgage loan payable on real estate acquired in settlement of PEPs is as follows:


                                       Interest                 Maturity                    Monthly
Collateral                                 Rate                     Date                    Payment                  Balance
------------------------               --------               ----------               ------------             ------------
Morrowood Townhouses                      7.75% 														09/12/2027              $      48,857                6,800,000
                                                                                                                ------------
Balance at September 30, 1997                                                                                   $  6,800,000
                                                                                                                ============
Reconciliation of the carrying amount of the mortgage notes payable is as follows:

Balance at December 31, 1996                                                                                    $  9,590,833
Payoff of mortgage note payable (1)                                                                               (6,045,524)
Property deeded in lieu of foreclosure (2)                                                                        (3,545,309)
Issuance of mortgage note payable (1)                                                                              6,800,000
                                                                                                                ------------
Balance at September 30, 1997                                                                                   $  6,800,000
                                                                                                                ============

(1) As previously reported, the mortgage note payable on Morrowood Townhouses was in default; however the property remained in compliance with the terms of its Provisional Workout agreement (PWA). On September 17, 1997, the Fund refinanced the mortgage note payable with an unaffiliated party which resulted in the payoff of the existing note of $6,045,524 and the issuance of a new mortgage note payable of $6,800,000. The Fund did not recognize a gain or loss as a result of the refinancing. The new mortgage note payable is collateralized by Morrowood Townhouses and is guaranteed by an affiliate of AFCA 3.

(2) As previously reported, the owner of the mortgage on Meadow Brook Apartments gave notice that it intended to terminate the PWA effective
April 30, 1997, despite the property's compliance with the terms of the PWA. The property operated under a cash management agreement with the owner of the mortgage from May 1, 1997, to September 12, 1997, at which time the property was deeded to the owner of the mortgage in lieu of foreclosure. Since the Fund's net equity in the property had previously been reduced to zero, this action had no financial statement impact on the Fund.

The Fund effectively has no risk with respect to the mortgage notes payable since the Fund's net equity in the properties had previously been reduced to zero. Therefore, for accounting purposes, the Fund records interest expense on the notes only when it is paid.

11. Proposed Merger

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

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

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

Liquidity and Capital Resources

The Fund originally acquired: (i) ten mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association
(GNMA) collateralized by first mortgage loans on multifamily housing properties located in seven states, (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates); (iii) a first mortgage loan insured by the Federal Housing Administration (the FHA
Loan) on a retirement living center located in California; (iv) limited partnership interests (PEPs) in eleven limited partnerships which own the multifamily properties financed by the GNMA Certificates and the FHA Loan; and
(v) two participating first mortgage loans (the Participating Loans) on multifamily housing properties financed in part by an affiliated mortgage fund. The FHA Loan and six of the GNMA Certificates collateralized by multifamily properties have been repaid by GNMA or the Department of Housing and Urban Development which left the Fund with only the PEPs on these properties. Under the terms of the limited partnership agreements for the PEPs, the Fund has removed the general partners of seven of the limited partnerships owning multifamily properties. In three cases, the Fund acquired the general partners' interest in the limited partnerships in addition to its PEP. Accordingly, the Fund became the indirect owner of the entire equity interest in these properties and began accounting for them as investments in real estate (the Real Estate Interests). One of these properties was foreclosed upon by GNMA in 1989 and Meadow Brook Townhouses was deeded to the owner of the mortgage in lieu of foreclosure on September 12, 1997.
Therefore, the Fund no longer holds interests in these properties. In the remaining four limited partnerships, a substitute limited partner was admitted and acquired a portion of the removed general partner's interest. The Fund continued to own PEPs in these properties until 1995 when Casa Sandoval was sold in foreclosure and the Fund withdrew as the limited partner from Moonraker Apartments. Additionally, effective September 29, 1996, Timber Cove Apartments was sold at a foreclosure auction. On April 30, 1997, the Jackson Park Place Participating Loan was repaid. As a result of the foregoing, at September 30, 1997, the Fund holds four GNMA Certificates, various Single-Family Certificates, five PEPs, one Real Estate Interest and one Participating Loan.

The following table shows the occupancy levels of the properties financed by the Fund in which the Fund continues to hold an interest at September 30, 1997:

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
 Property Name                               Location                         of Units            Occupied            Occupied
-------------------------------------        ------------------         --------------      --------------      --------------
 The Parklane (1)                            Salt Lake City, UT                     94                  94                100%
 Grand Villa (1)                            	Grand Junction, CO                     47                  44                 94%
 Cambridge Court (1)                         Kearney, NE                            42 	                37                 88%
 Hickory Villa (1)                           Omaha, NE                              52                  47                 90%
 Harmony Bay Apartments (2)                  Roswell, GA                           300                 294                 98%
 Morrowood Townhouses (3)                    Morrow, GA                            264                 256                 97%
 Avalon Ridge (4)                            Renton, WA                            356                 343                 96%
                                                                       	--------------      --------------      --------------
                                                                 														 	1,155               1,115                 97%
                                                                        ==============      ==============      ==============

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

Distributions

Cash distributions paid or accrued were as follows:

                                                             For the Nine Months Ended            For the Nine Months Ended
                                                                  Sept. 30, 1997                       Sept. 30, 1996
                                                          -------------------------------      -------------------------------
                                                                                                                           Per
                                                                        Per Unit                    Per Unit       Certificate
                                                                   -------------               -------------     -------------
Regular monthly distributions
 Income distributed                                                $       .3016               $       .3988     $      996.91
 Return of capital                                                         .4931                       .3959            989.84
                                                                   -------------               -------------     -------------
                                                                   $       .7947               $       .7947     $    1,986.75
                                                                   =============               =============     =============
Distributions
 Paid out of current and prior undistributed cash flow             $       .7947               $       .7947     $    1,986.75
                                                                   =============               =============     =============

Regular monthly distributions to investors consist primarily of interest and principal received on the GNMA Certificates and Single-Family Certificates. Additional cash for distributions is received from PEPs, Participating Loans, and other investments. The Real Estate Interests do not generate cash flow to the Fund as all net cash flow is used to pay debt service on the mortgage notes. The Fund may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Fund is permitted to replenish its reserves through the sale or refinancing of assets. During 1997, a net amount of $133,470 of undistributed mortgage principal payments was placed in reserves ($240,077 of undistributed mortgage principal payments was withdrawn from reserves for the quarter ended September 30, 1997). The total amount held in reserves at September 30, 1997, was $30,451,842 of which $20,537,480 was invested in GNMA and FNMA Certificates.

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

PEPs, the Real Estate Interest, and the Participating Loan, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PEPs, the Real Estate Interest, or the real estate collateralizing the Participating Loan. It is the policy of the management of the Fund to make a periodic review of such real estate in order to establish, when necessary, valuation reserves on investments in PEPs and the Participating Loan or adjust the carrying value of the Real Estate Interest. The allowance for losses on investments in PEPs is based on the fair value of the properties underlying the PEPs. A reserve for the Participating Loan is established for the difference between the recorded investment in the Participating Loan and the fair value of the underlying collateral. The carrying value of the Real Estate Interest is recorded at the lower of cost or net realizable value.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The fair value of the properties underlying the PEPs, the Real Estate Interest, and the collateral for the Participating Loan is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The valuation allowances for losses on PEPs and the Participating Loan are periodically reviewed and adjustments are made to the allowances when there are significant changes in the estimated net realizable value of the properties underlying the PEPs or the underlying collateral for the Participating Loan. The carrying value of the Real Estate Interest is adjusted when there are significant declines in the estimated net realizable value. Internal property valuations and reviews performed during the nine months ended September 30, 1997, indicated that the investment in PEPs, the Real Estate Interest, and the Participating Loan recorded on the balance sheet at September 30, 1997, required no adjustments to current carrying amounts.

On July 24, 1997, the limited partnerships which own Morrowood Townhouses and Harmony Bay Apartments entered into a Loan Purchase Agreement with the owner of such mortgages (the Seller) to acquire the mortgage loans from the current owner on a discounted basis for $16,550,000. The Fund did not recognize a gain or loss as a result of this transaction. The limited partnerships which own Morrowood Townhouses and Harmony Bay Apartments financed the acquisitions through refinancing these mortgage loans at lower interest rates than those currently on the mortgage loans. The refinancing was completed on September 17, 1997. In conjunction with the refinancing, the Fund provided a working capital loan of $1,275,603 to the limited partnership which owns Harmony Bay Apartments. The General Partner believes that refinancing these mortgage loans will increase the earnings potential of Morrowood Townhouses and Harmony Bay Apartments which will ultimately increase cash flow to the Fund.

As previously reported, the owner of the mortgage on Meadow Brook Apartments gave notice that it intended to terminate the PWA effective April 30, 1997, despite the property's compliance with the terms of the PWA. The property operated under a cash management agreement with the owner of the mortgage from May 1, 1997, to September 12, 1997, at which time the property was deeded to the owner of the mortgage in lieu of foreclosure. Since the Fund's net equity in the property had previously been reduced to zero, this action had no financial statement impact on the Fund.

The overall status of the Fund's other Permanent Investments has remained relatively constant since June 30, 1997.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        Sept. 30, 1997      Sept. 30, 1996           From 1996
                                                                        --------------      --------------      --------------
Mortgage and mortgage-backed securities income                          $      658,814      $      735,828      $      (77,014)
Equity in earnings of property partnerships                                    147,302              84,125              63,177
Rental income                                                                  629,101             608,048              21,053
Interest income on participating loans                                          17,240              59,030             (41,790)
Interest income on temporary cash investments
  and U.S. government securities                                               152,289             117,171              35,118
                                                                        --------------      --------------      --------------
                                                                             1,604,746           1,604,202                 544
                                                                        --------------      --------------      --------------
General and administrative expenses                                            706,389             222,849             483,540
Real estate operating expenses                                                 411,028             288,652             122,376
Depreciation                                                                    75,627              81,009              (5,382)
Interest expense                                                               142,446             238,387             (95,941)
                                                                        --------------      --------------      --------------
                                                                             1,335,490             830,897             504,593
                                                                        --------------      --------------      --------------
Net income                                                              $      269,256      $      773,305      $     (504,049)
                                                                        ==============      ==============      ==============

                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                        Sept. 30, 1997      Sept. 30, 1996           From 1996
                                                                        --------------      --------------      --------------
Mortgage and mortgage-backed securities income                          $    2,024,656      $    2,298,465      $     (273,809)
Equity in earnings of property partnerships                                    377,458             206,224             171,234
Rental income                                                                1,897,467           1,788,012             109,455
Interest income on participating loans                                         177,639             184,481              (6,842)
Interest income on temporary cash investments
  and U.S. government securities                                               419,125             324,938              94,187
                                                                        --------------      --------------      --------------
                                                                             4,896,345           4,802,120              94,225
                                                                        --------------      --------------      --------------
General and administrative expenses                                          1,241,639             679,835             561,804
Real estate operating expenses                                               1,104,990             913,699             191,291
Depreciation                                                                   226,882             243,027             (16,145)
Interest expense                                                               565,595             631,286             (65,691)
                                                                        --------------      --------------      --------------
                                                                             3,139,106           2,467,847             671,259
                                                                        --------------      --------------      --------------
Net income                                                              $    1,757,239      $    2,334,273      $     (577,034)
                                                                        ==============      ==============      ==============

The decrease in mortgage and mortgage-backed securities income for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, is due to the continued amortization of the principal balances of the mortgage-backed securities.

Equity in earnings of property partnerships is a function of the cash flow received by the Fund from its PEP interests in the operating partnerships which own certain of the properties as well as the Fund's allocable share of earnings generated by these properties. Equity in earnings of property partnerships increased for the quarter and nine months ended
September 30, 1997, compared to the same periods in 1996. Such increases are due primarily to an increase in equity distributions of approximately $75,000 and $185,000, respectively, received from The Parklane during the quarter and nine months ended September 30, 1997, compared to the same periods in 1996. These increases were partially offset by decreases in equity distributions of

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately $12,000 and $14,000 received from the Partnership's other PEP interests for the quarter and nine months, respectively.

Interest income on Participating Loans decreased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996. Approximately $53,000 of such decrease for the quarter and $88,000 of such decrease for the nine months is due to the Fund no longer receiving base interest on the Jackson Park Place Participating Loan due to the payoff of its principal balance in April 1997. The decrease for the quarter was partially offset by an increase in interest earned of $11,000 on the Avalon Ridge Participating Loan. The decrease of $88,000 in base interest on the Jackson Park Place Participating Loan for the nine months ended September 30, 1997, was partially offset by approximately $69,500 in contingent interest received on such loan upon repayment of its principal balance and an increase of approximately $11,500 in interest earned on the Avalon Ridge Participating loan.

Rental income, net of real estate operating expenses and depreciation, from the properties acquired by the Fund in settlement of PEPs decreased $95,941 for the quarter and $65,691 for the nine months ended September 30, 1997, compared to the same periods in 1996. This decrease resulted from an increase in rental income resulting primarily from an increase in average occupancy and a decrease in depreciation expense which was more than offset by higher real estate operating expenses. The increase in real estate operating expenses is due primarily to expenses incurred in connection with the refinancing of the mortgage loan payable on Morrowood Townhouses and to increases in repairs and maintenance expenses and property improvements. The decrease in net rental income was entirely offset by decreases in interest paid by the Fund on the mortgage loans it has assumed on these properties. Since interest is paid only to the extent of available cash flow from these properties, the Fund records less interest expense as such cash flow decreases.

Interest income on temporary cash investments and U.S. government securities increased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996, primarily due to an increase in cash held in the Fund's reserve.

The increase in general and administrative expenses for the quarter ended September 30, 1997, compared to the same period in 1996, was due to:
(i) transaction costs of approximately $395,000 incurred in conjunction with the proposed merger described in Note 11 to the financial statements; and
(ii) increases in salaries and related expenses of approximately $95,000; partially offset by (iii) a net decrease in other general and administrative expenses of approximately $6,000. The increase in general and administrative expenses for the nine months ended September 30, 1997, compared to the same period in 1996, is due to: (i) transaction costs of approximately $428,000 as described above; (ii) an increase in salaries and related expenses of approximately $115,000; (iii) an increase in administrative fees of approximately $11,000 and (iv) a net increase in other general and administrative expenses of approximately $8,000.

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

               4(d) Agreement and Plan of Merger, dated as of July 29, 1997, among the Registrant, America First Prep Fund 2 Limited Partnership, America First Prep Fund 2 Pension Series Limited Partnership and AF Merger, L.P. (incorporated herein by reference to Form 10-Q dated June 30, 1997, filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 by America First Participating Preferred Equity Mortgage Fund Limited Partnership (Commission File No. 0-15854)).

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

Dated:  November 12, 1997    AMERICA FIRST PARTICIPATING/

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

Dated:  November 12, 1997