Form 10-Q/A
period 1997-09-30
AMERICA FIRST PARTICIPATING PREFERRED EQUITY MORTGAGE FUND
filed 1997-11-24
CIK 789951

FORM 10-Q/A

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
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED BALANCE SHEETS
(UNAUDITED)

                                                                                            Sept. 30, 1997       Dec. 31, 1996
                                                                                            --------------      --------------
Assets
  Cash and temporary cash investments, at cost which approximates market value              $   10,393,926      $    9,001,666
  Investment in mortgage-backed securities (Note 4)                                             34,653,964          37,322,028
  Investment in and advances to preferred equity participations (PEPs),
    net of valuation allowance (Note 5)                                                          1,503,551             324,607
  Investment in real estate (Note 6)                                                             4,021,034           6,381,300
  Investment in participating loans, net of valuation allowance (Note 7)                           860,000           2,960,000
  Interest receivable                                                                              276,909             305,606
  Investment evaluation fees, net                                                                  570,163             587,441
  Other assets                                                                                   2,732,530           3,262,057
                                                                                            --------------      --------------
                                                                                            $   55,012,077      $   60,144,705
                                                                                            ==============      ==============
Liabilities and Partners' Capital
  Liabilities
    Accounts payable (Note 9)                                                               $      227,927      $      338,586
    Distributions payable (Note 3)                                                                 515,834             512,457
    Mortgage notes payable (Note 10)                                                             6,800,000           9,590,833
                                                                                            --------------      --------------
                                                                                                 7,543,761          10,441,876
                                                                                            --------------      --------------
  Partners' Capital
    General Partner                                                                                    100                 100
    Exchangeable Unit Holders ($8.22 per unit in 1997 and $8.61 in 1996)                        47,468,216          49,702,729
                                                                                            --------------      --------------
                                                                                                47,468,316          49,702,829
                                                                                            --------------      --------------
                                                                                            $   55,012,077      $   60,144,705
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997      Sept. 30, 1996
                                                    --------------      --------------      --------------      --------------
Income
 Mortgage and mortgage-backed securities income     $      658,814      $      735,828      $    2,024,656      $    2,298,465
 Equity in earnings of property partnerships               147,302              84,125             377,458             206,224
 Rental income                                             629,101             608,048           1,897,467           1,788,012
 Interest income on participating loans                     17,240              59,030             177,639             184,481
 Interest income on temporary cash investments and
  U.S. government securities                               152,289             117,171             419,125             324,938
                                                    --------------      --------------      --------------      --------------
                                                         1,604,746           1,604,202           4,896,345           4,802,120
                                                    --------------      --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 9)              278,529             222,849             813,779             679,835
 Real estate operating expenses                            411,028             288,652           1,104,990             913,699
 Depreciation                                               75,627              81,009             226,882             243,027
 Interest expense                                          142,446             238,387             565,595             631,286
                                                    --------------      --------------      --------------      --------------
                                                           907,630             830,897           2,711,246           2,467,847
                                                    --------------      --------------      --------------      --------------
Net income                                          $      697,116      $      773,305      $    2,185,099      $    2,334,273
                                                    ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $        5,951      $        7,348      $       19,438      $       22,649
 Exchangeable Unit Holders                                 691,165             732,821           2,165,661           2,211,933
 Passthrough Certificate Holder                               -                 33,136                -                 99,691
                                                    --------------      --------------      --------------      --------------
                                                    $      697,116      $      773,305      $    2,185,099      $    2,334,273
                                                    ==============      ==============      ==============      ==============
Net income per exchangeable unit                    $          .12      $          .13      $          .38      $          .40
                                                    ==============      ==============      ==============      ==============
Net income per passthrough certificate              $         -         $       331.36      $         -         $       996.91
                                                    ==============      ==============      ==============      ==============
Weighted average number of units outstanding             5,775,797           5,528,867           5,775,797           5,546,717
                                                    ==============      ==============      ==============      ==============
Weighted average number of certificates outstanding           -                    100                -                    100
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

                                                                            Exchangeable Unit Holders
                                                                        ----------------------------------
                                                           General
                                                           Partner          # of Units              Amount               Total
                                                    --------------      --------------      --------------      --------------
Partners' Capital (excluding net unrealized
    holding gains)
  Balance at December 31, 1996                      $          100           5,775,797      $   49,399,062      $   49,399,162
  Net income                                                19,438                -              2,165,661           2,185,099
  Cash distributions paid or accrued (Note 3)              (19,438)               -             (4,590,025)         (4,609,463)
                                                    --------------      --------------      --------------      --------------
                                                               100           5,775,797          46,974,698          46,974,798
                                                    --------------      --------------      --------------      --------------
Net unrealized holding gains
  Balance at December 31, 1996                                -                   -                303,667             303,667
  Net change                                                  -                   -                189,851             189,851
                                                    --------------      --------------      --------------      --------------
                                                              -                   -                493,518             493,518
                                                    --------------      --------------      --------------      --------------
Balance at September 30, 1997                       $          100           5,775,797      $   47,468,216      $   47,468,316
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

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1997      Sept. 30, 1996
                                                                                            --------------      --------------
Cash flows from operating activities
  Net income                                                                                $    2,185,099      $    2,334,273
  Adjustments to reconcile net income to
    net cash from operating activities:
      Equity in earnings of property partnerships                                                 (377,458)           (206,224)
      Depreciation                                                                                 226,882             243,027
      Amortization of discount on mortgage-backed
        and U.S. government securities                                                             (26,842)            (46,317)
      Decrease in interest receivable                                                               28,697              64,355
      Amortization of investment evaluation fees                                                    17,278              17,277
      Increase in other assets                                                                    (454,090)           (323,602)
      Decrease in accounts payable                                                                 (30,548)            (51,675)
                                                                                            --------------      --------------
    Net cash provided by operating activities                                                    1,569,018           2,031,114
                                                                                            --------------      --------------
Cash flows from investing activities
  Mortgage principal payments received                                                           2,884,757           4,251,747
  Repayment of participating loan                                                                2,100,000                -
  Distributions received from PEPs                                                                 474,117             219,578
  Advances to PEPs                                                                              (1,275,603)               -
  Proposed merger transaction costs paid                                                          (427,860)               -
  Cash transferred to mortgage holder                                                              (72,903)               -
  Investment in real estate                                                                         (7,656)            (11,118)
  Maturity of U.S. government securities                                                              -              5,000,000
                                                                                            --------------      --------------
    Net cash provided by investing activities                                                    3,674,852           9,460,207
                                                                                            --------------      --------------
Cash flows from financing activities
  Proceeds from issuance of mortgage note payable                                                6,800,000                -
  Purchase of mortgage note payable                                                             (6,045,524)               -
  Distributions paid                                                                            (4,606,086)         (5,146,082)
  Purchase of Units                                                                                   -               (294,139)
                                                                                            --------------      --------------
    Net cash used in financing activities                                                       (3,851,610)         (5,440,221)
                                                                                            --------------      --------------
Net increase in cash and temporary cash investments                                              1,392,260           6,051,100
Cash and temporary cash investments at beginning of period                                       9,001,666           2,573,156
                                                                                            --------------      --------------
Cash and temporary cash investments at end of period                                        $   10,393,926      $    8,624,256
                                                                                            ==============      ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                  $      565,595      $      631,286
                                                                                            ==============      ==============
Supplemental disclosure of non-cash investing activity:
  Disposition of Meadow Brook Apartments assets and related liabilities
    Real estate                                                                                  2,141,040                -
    Other assets                                                                                 1,411,477                -
    Accounts payable                                                                               (80,111)               -
    Mortgage note payable                                                                       (3,545,309)               -
                                                                                            --------------      --------------
    Net assets                                                                              $      (72,903)     $         -
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

8.	Fund Reserve Account

The Fund maintains a reserve account which consisted of the following at September 30, 1997:

Cash and temporary cash investments                 $    9,910,084
GNMA Certificates                                       17,901,914
FNMA Certificates                                        2,635,566
                                                    --------------
                                                    $   30,447,564
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

Substantially all of the Fund's general and administrative expenses are paid by AFCA 3 or an affiliate and reimbursed by the Fund. The amount of such expenses reimbursed to AFCA 3 during 1997 was $797,555 ($261,225 for the quarter ended September 30, 1997). During 1997, AFCA 3 or an affiliate also paid transaction costs of $427,860 ($394,527 for the quarter ended
September 30, 1997) in connection with the proposed merger described in
Note 11. The transaction costs were capitalized by the Fund. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

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

Distributions

Cash distributions paid or accrued were as follows:

                                                             For the Nine Months Ended            For the Nine Months Ended
                                                                  Sept. 30, 1997                       Sept. 30, 1996
                                                          -------------------------------      -------------------------------
                                                                                                                           Per
                                                                        Per Unit                    Per Unit       Certificate
                                                                   -------------               -------------     -------------
Regular monthly distributions
 Income distributed                                                $       .3750               $       .3988     $      996.91
 Return of capital                                                         .4197                       .3959            989.84
                                                                   -------------               -------------     -------------
                                                                   $       .7947               $       .7947     $    1,986.75
                                                                   =============               =============     =============
Distributions
 Paid out of current and prior undistributed cash flow             $       .7947               $       .7947     $    1,986.75
                                                                   =============               =============     =============

Regular monthly distributions to investors consist primarily of interest and principal received on the GNMA Certificates and Single-Family Certificates. Additional cash for distributions is received from PEPs, Participating Loans, and other investments. The Real Estate Interests do not generate cash flow to the Fund as all net cash flow is used to pay debt service on the mortgage notes. The Fund may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Fund is permitted to replenish its reserves through the sale or refinancing of assets. During 1997, a net amount of $557,052 ($183,505 for the quarter ended
September 30, 1997) of undistributed mortgage principal payments was placed in reserves. The total amount held in reserves at September 30, 1997, was $30,447,564 of which $20,537,480 was invested in GNMA and FNMA Certificates.

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

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                        Sept. 30, 1997      Sept. 30, 1996           From 1996
                                                                        --------------      --------------      --------------
Mortgage and mortgage-backed securities income                          $      658,814      $      735,828      $      (77,014)
Equity in earnings of property partnerships                                    147,302              84,125              63,177
Rental income                                                                  629,101             608,048              21,053
Interest income on participating loans                                          17,240              59,030             (41,790)
Interest income on temporary cash investments
  and U.S. government securities                                               152,289             117,171              35,118
                                                                        --------------      --------------      --------------
                                                                             1,604,746           1,604,202                 544
                                                                        --------------      --------------      --------------
General and administrative expenses                                            278,529             222,849              55,680
Real estate operating expenses                                                 411,028             288,652             122,376
Depreciation                                                                    75,627              81,009              (5,382)
Interest expense                                                               142,446             238,387             (95,941)
                                                                        --------------      --------------      --------------
                                                                               907,630             830,897              76,733
                                                                        --------------      --------------      --------------
Net income                                                              $      697,116      $      773,305      $      (76,189)
                                                                        ==============      ==============      ==============

                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                        Sept. 30, 1997      Sept. 30, 1996           From 1996
                                                                        --------------      --------------      --------------
Mortgage and mortgage-backed securities income                          $    2,024,656      $    2,298,465      $     (273,809)
Equity in earnings of property partnerships                                    377,458             206,224             171,234
Rental income                                                                1,897,467           1,788,012             109,455
Interest income on participating loans                                         177,639             184,481              (6,842)
Interest income on temporary cash investments
  and U.S. government securities                                               419,125             324,938              94,187
                                                                        --------------      --------------      --------------
                                                                             4,896,345           4,802,120              94,225
                                                                        --------------      --------------      --------------
General and administrative expenses                                            813,779             679,835             133,944
Real estate operating expenses                                               1,104,990             913,699             191,291
Depreciation                                                                   226,882             243,027             (16,145)
Interest expense                                                               565,595             631,286             (65,691)
                                                                        --------------      --------------      --------------
                                                                             2,711,246           2,467,847             243,399
                                                                        --------------      --------------      --------------
Net income                                                              $    2,185,099      $    2,334,273      $     (149,174)
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

The increase in general and administrative expenses for the quarter ended September 30, 1997, compared to the same period in 1996, was due to:
(i) an increase in salaries and related expenses of approximately $95,000 which was partially offset by (ii) a net decrease in other general and administrative expenses of approximately $39,000. The increase in general and administrative expenses for the nine months ended September 30, 1997, compared to the same period in 1996, is due to: (i) an increase in salaries and related expenses of approximately $115,000; (ii) an increase in administrative fees of approximately $11,000 and (iii) a net increase in other general and administrative expenses of approximately $8,000.

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

Dated:  November 24, 1997    AMERICA FIRST PARTICIPATING/

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

Dated:  November 24, 1997