Form 10-Q/A
period 1997-09-30
AMERICA FIRST PARTICIPATING PREFERRED EQUITY MORTGAGE FUND
filed 1997-12-16
CIK 789951

FORM 10-Q/A/No. 2

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

 E)Investment in Real Estate
   The investment in real estate is recorded at the lower of cost or estimated net realizable value. The carrying value of each property is periodically reviewed and adjusted when there are significant declines in the estimated net realizable value. All real estate is being held for investment and was acquired prior to January 1, 1996.

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

Dated:  December 15, 1997   AMERICA FIRST PARTICIPATING/

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

Dated:  December 15, 1997