Form 10-Q/A
period 1997-09-30
AMERICA FIRST PARTICIPATING PREFERRED EQUITY MORTGAGE FUND
filed 1998-01-09
CIK 789951

FORM 10-Q/A/No. 3

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

 E)Investment in Real Estate
   The investment in real estate is recorded at cost less accumulated depreciation. The carrying value of each property is reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. If the sum of the expected undiscounted future cash flows is less than the carrying amount, an impairment is recorded based on fair value. All real estate is being held for investment and was acquired prior to January 1, 1996.

   Depreciation of real estate acquired in settlement of PEPs is based on the estimated useful life of the properties (ranging from 6 to 27 1/2 years) using the straight-line method.

 F)Fair Value of Real Estate
   The fair value of the properties underlying the PEPs, the investment in real estate and the collateral for the Participating Loans is based on management's best estimates; however, the ultimate realized values may vary from these estimates. The fair value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to management by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration.

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

PEPs, the Real Estate Interest, and the Participating Loan, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PEPs, the Real Estate Interest, or the real estate collateralizing the Participating Loan. It is the policy of the management of the Fund to make a periodic review of such real estate in order to establish, when necessary, valuation reserves on investments in PEPs and the Participating Loan or adjust the carrying value of the Real Estate Interest. The allowance for losses on investments in PEPs is based on the fair value of the properties underlying the PEPs. A reserve for the Participating Loan is established for the difference between the recorded investment in the Participating Loan and the fair value of the underlying collateral. If the sum of the expected undiscounted future cash flows of the Real Estate Interest is less than the carrying amount, an impairment is recorded based on fair value.

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

Dated:  January 9, 1998     AMERICA FIRST PARTICIPATING/

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

Dated:  January 9, 1998