Form 10-K
period 1997-12-31
AMERICA FIRST PARTICIPATING PREFERRED EQUITY MORTGAGE FUND
filed 1998-03-30
CIK 789951

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1997

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

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

     The Certificates are not currently being traded in any market. Therefore, the Certificates had neither a market selling price nor an average bid and asked price within the 60 days prior to the date of this filing. The aggregate market value of the Units on March 3, 1998, based on the final sales price per Unit as reported in The Wall Street Journal on March 4, 1998, was $57,722,970.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None
                              TABLE OF CONTENTS

                                                                           Page


                                    PART I
Item  1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item  2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item  3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  4
Item  4. Submission of Matters to a Vote of Security Holders . . . . . . . .  4

                                   PART II

Item  5. Market for Registrant's Common Equity and
         Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .  5
Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .  6
Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . .  6
Item 7A. Quantitative and Qualitative Disclosures About Market Risk. . . . . 12
Item  8. Financial Statements and Supplementary Data . . . . . . . . . . . . 12
Item  9. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . 12

                                   PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .  12
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  14
Item 12. Security Ownership of Certain Beneficial Owners and Management . .  14
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .  14

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

                                    PART I

     Item 1. Business. America First Participating/Preferred Equity Mortgage Fund (the "Fund"), a Nebraska general partnership, was formed pursuant to a Pooling and Servicing Agreement dated November 20, 1986, to invest principally in federally-insured first mortgages on multifamily residential properties, including retirement living centers, and in securities collateralized by first mortgages on single-family and multifamily residential properties. The Fund also invested in Preferred Equity Participations ("PEPs") in the form of limited partnership interests in the limited partnerships which own the financed multifamily properties and in the form of participating mortgages collateralized by multifamily properties. America First Participating/Preferred Equity Mortgage Fund Limited Partnership (the "Partnership") was formed as a limited partnership on November 20, 1986, under the Delaware Revised Uniform Limited Partnership Act to act as managing partner of the Fund. The Fund and the Partnership are referred to collectively herein as the "Registrants". The Registrants' business objectives are to provide investors (i) safety and preservation of capital,
(ii) regular cash distributions and (iii) a potential for an enhanced yield from participations in the net cash flow and net capital appreciation from the financed properties received under the terms of the PEPs.

     A total of 5,722,527 Units were sold at $20 per Unit and a total of 100 Certificates were sold at $50,000 per Certificate for total capital contributions of $111,178,590 after the payment of certain organization and offering costs.

     Through December 31, 1997, the Fund had acquired: (i) ten mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA") collateralized by first mortgage loans on multifamily housing properties located in seven states (the "GNMA Certificates"); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages; and guaranteed as to principal and interest by GNMA or the Federal National Mortgage Association ("FNMA") (the "Single-Family Certificates"); (iii) a first mortgage loan insured by the Federal Housing Administration (the "FHA Loan") on a retirement living center located in California; (iv) limited partnership interests ("PEPs") in 11 limited partnerships which own the multifamily housing properties financed by the GNMA Certificates and the FHA Loan; and, (v) two participating first mortgage loans (the "Participating Loans") on multifamily housing properties financed in part by an affiliated mortgage fund. The FHA Loan and six of the GNMA Certificates collateralized by multifamily properties have been repaid by GNMA or the Department of Housing and Urban Development which left the Fund with only the PEPs on these properties. Under the terms of the limited partnership agreements for the PEPs, the Fund has removed the general partners of seven of the limited partnerships owning multifamily properties. In three cases, the Fund acquired the general partners' interest in the limited partnerships in addition to its PEP. Accordingly, the Fund became the indirect owner of the entire equity interest in these properties and began accounting for them as investments in real estate (the "Real Estate Interests"). One of these properties was foreclosed upon by GNMA in 1989 and one was deeded to the owner of its mortgage in lieu of foreclosure in 1997. Therefore, the Fund no longer holds interests in these properties. In the remaining four limited partnerships, a substitute general partner was admitted and acquired a portion of the removed general partner's interest. The Fund continued to own PEPs in these properties until 1995 when Casa Sandoval was sold in foreclosure and the Fund withdrew as the limited partner from Moonraker Apartments. Additionally, in 1996, Timber Cove Apartments was sold at a foreclosure auction. In 1997, the Jackson Park Place Participating Loan was repaid. As a result of the foregoing, at December 31, 1997, the Fund holds four GNMA Certificates, various Single-Family Certificates, five PEPs, one Real Estate Interest and one Participating Loan. A description of the investments held by the Fund (and the properties financed thereby) appears in Notes 4, 5, 6 and 7 to the Notes to Combined Financial Statements filed in response to Item 8 hereof. The Partnership has no significant assets other than its general partner interest in the Fund.

     The GNMA Certificates and the Single-Family Certificates provide the Registrants with monthly payments of principal and interest which are guaranteed either by GNMA or FNMA. The PEPs and the Participating Loans are intended to provide the Registrants with a base return plus a participation in the net cash flow and net capital appreciation of the underlying real estate properties. Therefore, the return to the Registrants depends, in part, on the economic performance of the real estate financed by the PEPs and the Participating Loans.

     While principal of and interest on the GNMA Certificates and Single-Family Certificates is ultimately guaranteed by the United States government, the amount of cash distributions received by the Registrants from the PEPs, the Real Estate Interests and the Participating Loans is a function of the net rental revenues generated by the properties financed or owned by the Registrants. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

     In each city in which the properties financed or owned by the Registrants are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing regular maintenance and property amenities.

     The Registrants believe that each of the properties is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters and the Registrants are not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Registrants for the remediation thereof.

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

     Item 2. Properties. Neither Registrant directly owns or leases any physical properties. However, the Fund initially acquired PEPs in 11 limited partnerships which were formed to own multifamily housing projects. Under the terms of the limited partnership agreements, the Fund has removed the general partners of seven of these partnerships. In three cases, the Fund acquired the general partners' interest in the limited partnerships in addition to its PEP. Accordingly, the Fund became the indirect owner of the entire equity interest in these properties and began accounting for them as investments in real estate. One of these properties was foreclosed upon by GNMA in 1989 and one was deeded to the owner of its mortgage in lieu of foreclosure in 1997. Therefore, the Fund no longer holds interests in these properties. In the remaining four limited partnerships, a substitute limited partner was admitted and acquired a portion of the removed general partner's interest. The Fund continued to own PEPs in these properties until 1995 when one of the properties was sold in foreclosure and the Fund withdrew as the limited partner from another property. Additionally, in 1996, Timber Cove Apartments was sold at a foreclosure auction. Accordingly the Fund continues to hold PEPs in five multifamily properties. In 1997, the Jackson Park Place Participating Loan was repaid. Multifamily properties in which the Registrants hold a PEP, the Real Estate Interest and property underlying the Participating Loan are described in the following table:

                                                                        Average
                                                         Number     Square Feet            Federal
Property Name                  Location                of Units        Per Unit          Tax Basis
--------------------------     -------------------     --------     -----------     ---------------
The Parklane                   Salt Lake City, UT           94              665     $     4,553,995
Grand Villa                    Grand Junction, CO           47              346           1,483,134
Cambridge Court                Kearney, NE                  42              392           1,474,719
Hickory Villa                  Omaha, NE                    52              378           1,934,116
Harmony Bay Apartments         Roswell, GA                 300            1,323           6,963,451
Morrowood Townhouses (1)       Morrow, GA                  264            1,217           5,272,564
Avalon Ridge                   Renton, WA                  356            1,076               (2)
                                                       --------                     ---------------
                                                         1,155                      $    21,681,979
                                                       ========                     ===============

(1)Property serves as collateral for a mortgage note as described in Notes 6 and 10 to the financial statements filed in response to Item 8 hereof.

(2)A first mortgage collateralizes the Participating Loan owned by the Registrants on this property. Since the Registrants do not own the property, the federal tax basis is not applicable.

     Depreciation is taken on each property on a straight-line basis over the estimated useful lives of the components of the properties ranging from five to 40 years.

     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table:

                                                 1997         1996         1995         1994         1993
                                           ----------   ----------   ----------   ----------   ----------
Preferred Equity Participations
----------------------------------------
THE PARKLANE
Average Occupancy Rate                             99%          98%          96%         100%          97%
Average Effective Annual Rental Per Unit      $21,398      $20,110      $19,292      $19,257      $18,206

GRAND VILLA
Average Occupancy Rate                             96%         100%          81%          96%          98%
Average Effective Annual Rental Per Unit      $23,019      $21,932      $17,678      $20,602      $20,155

CAMBRIDGE COURT
Average Occupancy Rate                             90%          98%          96%          98%          98%
Average Effective Annual Rental Per Unit      $20,168      $21,558      $20,788      $20,592      $20,274

HICKORY VILLA
Average Occupancy Rate                             93%          89%          91%          95%          92%
Average Effective Annual Rental Per Unit      $20,970      $17,802      $17,678      $17,838      $16,046

HARMONY BAY APARTMENTS
Average Occupancy Rate                             97%          95%          93%          94%          95%
Average Effective Annual Rental Per Unit       $7,162       $6,881       $5,973       $5,849       $5,529

Real Estate Interest
---------------------------------------
MORROWOOD TOWNHOUSES
Average Occupancy Rate                             96%          97%          96%          94%          91%
Average Effective Annual Rental Per Unit       $5,803       $5,509       $5,244       $5,026       $4,771

Participating Loan
----------------------------------------
AVALON RIDGE
Average Occupancy Rate                            95%          84%          84%          84%          86%
Average Effective Annual Rental Per Unit       $7,089       $5,264       $5,835       $6,343       $6,195

     In the opinion of the Partnership's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 6 and 7 to the Registrants' Financial Statements. A discussion of general competitive conditions to which these properties is included in Item 1 hereof.

     The only assets of the Partnership consist of its general partner interest in the Fund.

     Item 3. Legal Proceedings. There are no other material pending legal proceedings to which the Registrants or any of their property is subject.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of the fiscal year ending December 31, 1997 to a vote of the Registrants' security holders.

                                   PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

		   (a)	Market Information.  There is no established public market for the
Certificates.  The Units trade on the NASDAQ Stock Market under the trading symbol "AFPFZ."  The following table sets forth the high and low sale prices for the Units for each quarterly period from January 1, 1996, through December
31, 1997.

                                        Sale Prices
                                   ----------------------
              1996                 High           Low
              1st Quarter          $ 8-3/4        $ 7-7/8
              2nd Quarter          $ 8-3/8        $ 7-3/8
              3rd Quarter          $ 8-3/4        $ 7-1/8
              4th Quarter          $ 8-1/2        $ 7

              1997

              1st Quarter          $ 8-1/4        $ 6-7/8
              2nd Quarter          $ 9            $ 7-5/16
              3rd Quarter          $ 10-1/4       $ 8-7/16
              4th Quarter          $ 10-3/8       $ 9-3/8


     (b)	Investors.  The approximate number of Unit Holders on
December 31, 1997, was 4,458. There were no Certificate Holders at December 31, 1997.

     (c)	Distributions.  Cash distributions are being made on a monthly basis.
Total cash distributions paid or accrued to Certificate Holders and Unit
Holders during the fiscal years ended December 31, 1997, and
December 31, 1996, equaled $6,120,035 and $6,136,660, respectively.  The cash distributions paid per Certificate and per Unit during the fiscal years ended
December 31, 1997, and December 31, 1996, were as follows:

                                    Per Certificate
                          Year Ended              Year Ended
                       December 31, 1997       December 31, 1996
                       -----------------       -----------------
Income                 $       -               $     1,201.57
Return of Capital              -                     1,226.68
                       -----------------       -----------------
Total                  $       -               $     2,428.25
                       =================       =================

                                       Per Unit
                          Year Ended              Year Ended
                       December 31, 1997       December 31, 1996
                       -----------------       -----------------
Income                 $      .4162            $       .5237
Return of Capital             .6434                    .5359
                       -----------------       -----------------
Total                  $     1.0596            $      1.0596
                       =================       =================

     See Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrants' ability to make cash distributions at the same levels in 1998 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Fund and the Partnership. The information set forth below should be read in conjunction with the combined financial statements and notes to combined financial statements filed in response to Item 8 hereof.

                                                        For the         For the         For the         For the         For the
                                                     Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                                  Dec. 31, 1997   Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994   Dec. 31, 1993
                                                  -------------   -------------   -------------   -------------   -------------
Mortgage and mortgage-backed securities
  income                                          $   2,654,975   $   3,011,347   $   3,398,068   $   3,488,646   $   4,035,182
Equity in earnings of property partnerships             415,117         264,179         148,589         203,318         285,208
Rental income                                         2,290,589       2,465,655       2,334,465       2,268,649       2,189,546
Interest income on participating loans                  191,465         240,432         251,157         264,904         268,633
Interest income on temporary cash investments
  and U.S. government securities                        569,624         442,931         408,645         374,521         284,652
General and administrative expenses                  (1,405,514)       (895,961)       (834,594)       (647,772)       (785,128)
Real estate operating expenses                       (1,260,753)     (1,320,270)     (1,155,052)     (1,044,385)     (1,116,833)
Depreciation                                           (274,140)       (302,510)       (337,598)       (502,358)       (463,046)
Interest expense                                       (755,696)       (842,875)       (841,815)       (721,906)       (609,667)
                                                  -------------   -------------   -------------   -------------   -------------
Net income                                        $   2,425,667   $   3,062,928   $   3,371,865   $   3,683,617   $   4,088,547
                                                  =============   =============   =============   =============   =============
Net income, basic and diluted,
  per exchangeable unit                           $         .42   $         .52   $         .57   $         .62   $         .68
                                                  =============   =============   =============   =============   =============
Net income per passthrough certificate            $        -      $    1,201.57   $    1,426.95   $    1,537.88   $    1,699.55
                                                  =============   =============   =============   =============   =============
Cash distributions paid or accrued per
  exchangeable unit                               $      1.0596   $      1.0596   $      1.0596   $      1.0596   $      1.0596
                                                  =============   =============   =============   =============   =============
Cash distributions paid or accrued per
  passthrough certificate                         $        -      $    2,428.25   $    2,649.00   $    2,649.00   $    2,649.00
                                                  =============   =============   =============   =============   =============
Investment in U.S. government securities          $        -      $        -      $   5,025,000   $        -      $        -
                                                  =============   =============   =============   =============   =============
Investment in mortgage and
  mortgage-backed securities                      $  33,506,388   $  37,322,028   $  43,103,240   $  45,810,512   $  46,851,694
                                                  =============   =============   =============   =============   =============
Investment in and advances to
  PEPs, net of valuation allowance                $   1,495,923   $     324,607   $     325,517   $     449,510   $     469,176
                                                  =============   =============   =============   =============   =============
Investment in real estate                         $   3,973,776   $   6,381,300   $   6,668,864   $   6,970,972   $   7,473,330
                                                  =============   =============   =============   =============   =============
Investment in participating loans, net of
  valuation allowance                             $     860,000   $   2,960,000   $   2,960,000   $   2,960,000   $   2,960,000
                                                  =============   =============   =============   =============   =============
Total assets                                      $  54,439,993   $  60,144,705   $  64,566,103   $  67,833,181   $  69,994,829
                                                  =============   =============   =============   =============   =============
Mortgage notes payable                            $   6,800,000   $   9,590,833   $   9,614,760   $   9,614,760   $   9,614,760
                                                  =============   =============   =============   =============   =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund originally acquired: (i) ten mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association
(GNMA) collateralized by first mortgage loans on multifamily housing properties located in seven states (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates);
(iii) a first mortgage loan insured by the Federal Housing Administration (the FHA Loan) on a retirement living center located in California; (iv) limited partnership interests (PEPs) in eleven limited partnerships which own the multifamily properties financed by the GNMA Certificates and the FHA Loan; and
(v) two participating first mortgage loans (the Participating Loans) on multifamily housing properties financed in part by an affiliated mortgage fund. The FHA Loan and six of the GNMA Certificates collateralized by multifamily properties have been repaid by GNMA or the Department of Housing and Urban Development which left the Fund with only the PEPs on these properties. Under the terms of the limited partnership agreements for the PEPs, the Fund has removed the general partners of seven of the limited partnerships owning multifamily properties. In three cases, the Fund acquired the general partners' interest in the limited partnerships in addition to its PEP. Accordingly, the Fund became the indirect owner of the entire equity interest in these properties and began accounting for them as investments in real estate (the Real Estate Interests). One of these properties was foreclosed upon by GNMA in 1989 and Meadow Brook Townhouses was deeded to the owner of the mortgage in lieu of foreclosure on September 12, 1997.
Therefore, the Fund no longer holds interests in these properties. In the remaining four limited partnerships, a substitute general partner was admitted and acquired a portion of the removed general partner's interest. The Fund continued to own PEPs in these properties until 1995 when Casa Sandoval was sold in foreclosure and the Fund withdrew as the limited partner from Moonraker Apartments. Additionally, effective September 29, 1996, Timber Cove Apartments was sold at a foreclosure auction. On April 30, 1997, the Jackson Park Place Participating Loan was repaid. As a result of the foregoing at December 31, 1997, the Fund holds four GNMA Certificates, various Single-Family Certificates, five PEPs, one Real Estate Interest and one Participating Loan.

The following table shows the occupancy levels of the properties financed by the Fund in which the Fund continues to hold an investment at December 31, 1997.

                                                                                                    Number          Percentage
                                                                                Number            of Units            of Units
 Property Name                               Location                         of Units            Occupied            Occupied
-------------------------------------        ------------------         --------------      --------------      --------------
 The Parklane (1)                            Salt Lake City, UT                     94                  93                 99%
 Grand Villa (1)                             Grand Junction, CO                     47                  47                100%
 Cambridge Court (1)                         Kearney, NE                            42                  36                 86%
 Hickory Villa (1)                           Omaha, NE                              52                  47                 90%
 Harmony Bay Apartments (2)                  Roswell, GA                           300                 295                 98%
 Morrowood Townhouses (3)                    Morrow, GA                            264                 247                 94%
 Avalon Ridge (4)                            Renton, WA                            356                 339                 95%
                                                                        --------------      --------------      --------------
                                                                                 1,155               1,104                 96%
                                                                        ==============      ==============      ==============

(1)The Fund's investment consists of a GNMA Certificate and a PEP.
(2)The Fund's investment consists of a PEP.
(3)The Fund's investment consists of a Real Estate Interest.
(4)The Fund's investment consists of a Participating Loan.

Distributions

Cash distributions paid or accrued were as follows:

                                                  For the Year Ended          For the Year Ended          For the Year Ended
                                                    Dec. 31, 1997               Dec. 31, 1996               Dec. 31, 1995
                                                  ------------------        ----------------------      ----------------------
                                                                                       Per                         Per
                                                       Per Unit             Per Unit   Certificate      Per Unit   Certificate
                                                  ------------------        --------   -----------      --------   -----------
Regular monthly distributions
 Income distributed                               $       .4162             $  .5237   $  1,201.57      $  .5708   $  1,426.95
 Return of capital                                        .6434                .5359      1,226.68         .4888      1,222.05
                                                  ------------------        --------   -----------      --------   -----------
                                                  $      1.0596             $ 1.0596   $  2,428.25      $ 1.0596   $  2,649.00
                                                  ==================        ========   ===========      ========   ===========
Distributions
 Paid out of current and
   prior undistributed cash flow                  $      1.0596             $ 1.0596   $  2,428.25      $ 1.0596   $  2,649.00
                                                  ==================        ========   ===========      ========   ===========

Regular monthly distributions to investors consist primarily of interest and principal received on the GNMA Certificates and Single-family Certificates. Additional cash for distributions is received from PEPs, Participating Loans and other investments. The Real Estate Interests do not generate cash flow to the Fund as all net cash flow is used to pay debt service on the mortgage notes. The Fund may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Fund is permitted to replenish its reserves through the sale or refinancing of assets. During 1997, a net amount of $504,821 of undistributed mortgage principal payments was
placed in reserves.   The total amount held in reserves at December 31, 1997,
was $28,880,217 of which $19,454,146 was invested in Single-Family
Certificates.

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

The General Partner of the Partnership, America First Capital Associates Limited Partnership Three (AFCA 3), has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and have developed a plan to resolve the issue. The General Partner believes the Year 2000 problem can be resolved without significant operational difficulties. Neither the Fund or the Partnership maintains its own computer systems and does not reimburse the General Partner for any capital expenses associated with computer systems. Therefore, no material effect to the Fund's results of operations, financial position or cash flows is anticipated from the "Year 2000" issue or its resolution.

Asset Quality

The Fund continues to receive the full amount of monthly principal and interest payments on its GNMA Certificates and Single-Family Certificates.
The GNMA Certificates and Single-Family Certificates are fully guaranteed as to principal and interest either by GNMA or FNMA. The obligations of GNMA are backed by the full faith and credit of the United States government.

PEPs, the Real Estate Interest and the Participating Loan, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PEPs, the Real Estate Interest or the real estate collateralizing the Participating Loan. It is the policy of the management of the Fund to make a periodic review of such real estate in order to establish, when necessary, valuation reserves on investments in PEPs and the Participating Loan or adjust the carrying value of the Real Estate Interest. The allowance for losses on investments in PEPs is based on the fair value of the properties underlying the PEPs. A reserve for the Participating Loan is established for the difference between the recorded investment in the Participating Loan and the fair value of the underlying collateral. If the sum of the expected undiscounted future cash flows of the Real Estate Interest is less than the carrying amount, an impairment is recorded based on fair value.

The fair value of the properties underlying the PEPs, the Real Estate Interest and the collateral for the Participating Loan is based on management's best estimate; however, the ultimate realized values may vary from these estimates. The fair value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to management by an independent real estate appraisal firm based upon local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The valuation allowances for losses on PEPs and Participating Loans are periodically reviewed and adjustments are made to the allowances when there are significant changes in the estimated fair value of the properties underlying the PEPs or the underlying collateral for the Participating Loan.

Based on the foregoing methodology, valuations and reviews performed during 1997 indicated that the investment in PEPs, the Real Estate Interest and Participating Loan recorded on the balance sheet at December 31, 1997, required no adjustments to their carrying amounts.

The Parklane

The Parklane, a retirement living center located in Salt Lake City, Utah, had an average occupancy rate of 99% during 1997, compared to 98% during 1996. Cash flow from operations of the property has been sufficient to pay debt service on the first mortgage loan collateralized by the property. In addition to the GNMA payments during 1997, the Fund received approximately $213,000 in equity distributions from the partnership which owns the property. The Fund anticipates the property will continue to generate cash flow in excess of debt service in 1998.

Grand Villa

Average occupancy at Grand Villa retirement living center, in Grand Junction, Colorado, was 96% during 1997, compared to 100% during 1996. During 1997, the net cash provided from the operations of the property was sufficient to pay debt service on the mortgage loan collateralized by the property. In addition to the GNMA payments, in 1997, the Fund received approximately $128,000 in equity distributions from its PEP interest in the partnership which owns the property. The Fund anticipates the property will continue to generate cash flow in excess of debt service in 1998.

Cambridge Court

Average occupancy at Cambridge Court retirement living center, in Kearney, Nebraska, was 90% during 1997, compared to 98% during 1996. During 1997, the net cash provided from the operations of the property was sufficient to pay debt service on the mortgage loan collateralized by the property. In addition to the GNMA payments, in 1997, the Fund received approximately $74,000 in equity distributions from its PEP interest in the partnership which owns the property. Cash flow from the operations of this property is expected to continue to remain sufficient to pay debt service on the mortgage loan during 1998.

Hickory Villa

Average occupancy at Hickory Villa retirement living center, in Omaha, Nebraska, was 93% during 1997, compared to 89% during 1996. During 1997, cash flow from the operations of the property was sufficient to make principal and interest payments on the mortgage loan collateralized by the property. Cash flow from the operations of this property is expected to continue to remain sufficient to pay debt service on the mortgage loan during 1998. However, the Fund received no equity distribution from the PEP interest in the limited partnership which owns this property in 1997 and does not expect any in 1998.

Harmony Bay Apartments

Harmony Bay Apartments, in Roswell, Georgia, had an average occupancy rate of 97% during 1997, compared to 95% during 1996. The GNMA Certificate has been repaid in full, but the property partnership in which the Fund holds a PEP continues to own the property. The Fund received no equity distribution in 1997 from the PEP interest in the limited partnership which owns this property. On September 17, 1997, the limited partnership which owns Harmony Bay Apartments refinanced the mortgage loan on such property. In conjunction with the refinancing, the Fund provided a working capital loan of $1,275,603 to the limited partnership. The General Partner believes the refinancing of the mortgage loan will increase the earnings potential of the property which will ultimately increase cash flow to the Fund. At December 31, 1997, the property partnership was current on its mortgage obligations and expects to remain current during 1998.

Morrowood Townhouses

Morrowood Townhouses, in Morrow, Georgia, had an average occupancy rate of 96% during 1997, compared to 97% during 1996. The GNMA Certificate has been paid in full, but the Fund continues to own the property. On September 17, 1997, the Fund refinanced the mortgage note payable on Morrowood Townhouses with an unaffiliated party which resulted in the payoff of the existing note of $6,045,524 and the issuance of a new mortgage note payable of $6,800,000. The General Partner believes the refinancing of the mortgage loan will increase the earnings potential of the property which will ultimately increase cash flow to the Fund. At December 31, 1997, the property partnership was current on its mortgage obligations and expects to remain current during 1998.

Avalon Ridge

Avalon Ridge Apartments, in Renton, Washington, had an average occupancy rate of 95% during 1997, compared to 84% during 1996. Interest is recognized as income on the Fund's Participating Loan on a cash basis. Interest earned in 1997 was $51,985 compared to $30,432 in 1996 and was approximately $72,500 less than the amount needed to pay the base interest in 1997. Among other factors, managements efforts to improve the tenant profile for the property and decreased unit turnover have resulted in an increase in net cash flow generated by the property, excluding interest, of approximately $440,000 from 1996 to 1997. This increase is due to an increase in rental income resulting from an increase in rental rates and an increase in average occupancy. The increase in rental income was partially offset by overall increases in real estate operating expenses.

Results of Operations

The Fund ended its eleventh full year of operations on December 31, 1997. The table below compares the results of operations for each year shown.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
Mortgage and mortgage-backed securities income                          $    2,654,975      $    3,011,347      $    3,398,068
Equity in earnings of property partnerships                                    415,117             264,179             148,589
Rental income                                                                2,290,589           2,465,655           2,334,465
Interest income on participating loans                                         191,465             240,432             251,157
Interest income on temporary cash investments
 and U.S. government securities                                                569,624             442,931             408,645
                                                                        --------------      --------------      --------------
                                                                             6,121,770           6,424,544           6,540,924
                                                                        --------------      --------------      --------------
General and administrative expenses                                          1,405,514             895,961             834,594
Real estate operating expenses                                               1,260,753           1,320,270           1,155,052
Depreciation                                                                   274,140             302,510             337,598
Interest expense                                                               755,696             842,875             841,815
                                                                        --------------      --------------      --------------
                                                                             3,696,103           3,361,616           3,169,059
                                                                        --------------      --------------      --------------
Net income                                                              $    2,425,667      $    3,062,928      $    3,371,865
                                                                        ==============      ==============      ==============

                                                                              Increase            Increase
                                                                            (Decrease)          (Decrease)
                                                                             From 1996           From 1995
                                                                        --------------      --------------
Mortgage and mortgage-backed securities income                          $     (356,372)     $     (386,721)
Equity in earnings of property partnerships                                    150,938             115,590
Rental income                                                                 (175,066)            131,190
Interest income on participating loans                                         (48,967)            (10,725)
Interest income on temporary cash investments
 and U.S. government securities                                                126,693              34,286
                                                                        --------------      --------------
                                                                              (302,774)           (116,380)
                                                                        --------------      --------------
General and administrative expenses                                            509,553              61,367
Real estate operating expenses                                                 (59,517)            165,218
Depreciation                                                                   (28,370)            (35,088)
Interest expense                                                               (87,179)              1,060
                                                                        --------------      --------------
                                                                               334,487             192,557
                                                                        --------------      --------------
Net income                                                              $     (637,261)      $    (308,937)
                                                                        ==============      ==============

The decrease in mortgage and mortgage-backed securities income of $356,372 from 1996 to 1997 and $386,721 from 1995 to 1996 is a result of the continued amortization of the principal balances of the GNMA Certificates and Single-Family Certificates.

Equity in earnings of property partnerships is a function of the cash flow received by the Fund from its PEP interests in the operating partnerships which own certain of the properties as well as the Fund's allocable share of earnings generated by these properties. Because of an overall increase in the cash flow received by the Fund from these properties, equity in earnings of property partnerships increased $150,938 from 1996 to 1997, and $115,590 from 1995 to 1996. The increase from 1996 to 1997 is primarily due to increases in equity distributions of approximately $185,400 and $2,600 received from The Parklane and Grand Villa, respectively, from 1996 to 1997. These increases were partially offset by a decrease in equity distributions of approximately $37,100 received from Cambridge Court. The increase from 1995 to 1996 is primarily due to increases in the occupancy of The Parklane and Grand Villa and rental rate increases at Cambridge Court.

The decrease in interest income on Participating Loans from 1996 to 1997 is due to a decrease of $140,500 in base-interest received on the Jackson Park Place Participating Loan due to the payoff of the principal balance of such loan in April 1997. This decrease was partially offset by approximately $69,500 in contingent interest received on such loan upon repayment of its principal balance and an increase of approximately $22,000 in interest earned on the Avalon Ridge Participating Loan. The decrease in interest income on Participating Loans from 1995 to 1996 is attributable to a decrease in interest earned from the Avalon Ridge Participating Loan. Interest income on such loan, which is lower than the base rate, is recorded as cash is received and therefore fluctuates depending on the cash flow generated by the property.

The increase in interest income on temporary cash investments of $126,693 from 1996 to 1997 and $34,286 from 1995 to 1996 is attributable to additional cash available for investment resulting from the receipt of principal payments on Single-Family Certificates backed by pools of single-family mortgages. Principal payments have exceeded normal amortization because of increased prepayments on the underlying mortgages. Also contributing to the increase from 1996 to 1997 was an increase in cash reserves resulting from the payoff of the Jackson Park Place Participating Loan.

Rental income, net of real estate operating expenses and depreciation, from the properties acquired by the Fund in settlement of PEPs decreased approximately $87,000 from 1996 to 1997. Approximately $67,000 of such decrease is due to the Fund no longer having an equity interest in Meadow Brook Apartments since this property was deeded to the owner of its mortgage in lieu of foreclosure on September 29, 1997. The remaining $20,000 decrease is due to an increase in real estate operating expenses at Morrowood Townhouses primarily attributable to expenses incurred in connection with the refinancing of its mortgage loan payable. The increase in real estate operating expenses at Morrowood Townhouses was partially offset by an increase in rental income primarily due to rental rate increases. Rental income, net of real estate operating expenses and depreciation, increased approximately $1,000 from 1995 to 1996 primarily due to increases in rental income resulting from overall higher average occupancy and rental rate increases. The increases in rental income were partially offset by increases in real estate operating expenses, primarily taxes, utilities, repairs and maintenance expenses and property improvements. The decrease in net rental income from 1996 to 1997 and the increase in net rental income from 1995 to 1996 were entirely offset by interest paid by the Fund on the mortgage loans it has assumed on these properties. Since interest is paid only to the extent of available cash flow from these properties, the Fund records less or additional interest expense as such cash flow decreases or increases.

General and administrative expenses increased $509,553 from 1996 to 1997 due to increases in: (i) salaries and related expenses of approximately $321,000;
(ii) proposed merger transaction costs of approximately $126,000; (iii) travel and related expenses of approximately $22,000; (iv) administrative fees paid to the general partner of approximately $7,900; (v) printing costs of approximately $7,600; and (vi) other general and administrative expenses of approximately $25,000. General and administrative expenses increased $61,367 from 1995 to 1996 due to increases in: (i) salaries and related expenses of approximately $75,000; and (ii) other general and administrative expenses of approximately $13,000; offset by a decrease of approximately $27,000 in administrative fees paid to the general partner due to the property owners incurring more of such fees.

     This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Fund's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Fund and the real estate investments it has made (including, but not limited to, the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. Exchangeable Unit Holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Fund and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
The requirements of Item 7A of Form 10-K are not applicable to the Fund or the Partnership prior to their Annual Report on Form 10-K for the year ended December 31, 1998.

     Item 8. Financial Statements and Supplementary Data. The Combined Financial Statements and supporting schedules of the Registrants are set forth in Item 14 hereof and are incorporated herein by reference.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Registrants' independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1997 and 1996.

                                   PART III

   Item 10. Directors and Executive Officers of Registrants. The Registrants have no directors or officers. Management of the Fund consists of the Partnership which is the managing general partner of the Fund. Management of the Partnership consists of the general partner of the Partnership, America First Capital Associates Limited Partnership Three ("AFCA") and its general partner, America First Companies L.L.C. The following individuals are the managers and officers of America First Companies L.L.C, and each serves for a term of one year.

Name	                       Position Held			                Position Held Since
-----------------------     ----------------------------    -------------------

Michael B. Yanney           Chairman of the Board,	                1987
                    	         President, Chief Executive
                    	         Officer and Manager
Michael Thesing	            Vice President, Secretary,	            1987
                    	         Treasurer and Manager
William S. Carter, M.D.  	  Manager	                               1994
George Kubat	               Manager	                               1994
Martin A. Massengale        Manager	                               1994
Alan Baer	                  Manager	                               1994
Gail Walling Yanney	        Manager	                               1996
Mariann Byerwalter          Manager                                1997

	    Michael B. Yanney, 64, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr.
Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Lozier Corporation, Freedom Communications, Inc., Magnum
Resources, RCN Corporation, Rio Grande Medical Technologies, Inc. and PKS Information Services, Inc..

	    Michael Thesing, 43, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 71, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    George Kubat, 52, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall metals and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992. Mr. Kubat currently serves on the board of directors of Sitel Corporation and American Business Information, Inc..

	    Martin A. Massengale, 64, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc..

	    Alan Baer, 75, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 61, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.

	    Mariann Byerwalter, 37, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.

     Item 11. Executive Compensation. Neither the Registrants nor AFCA has any directors or officers. None of the managers or executive officers of America First Companies L.L.C. (the general partner of AFCA) receives compensation from the Registrants and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Fund to AFCA pursuant to the terms of its pooling and servicing agreement during the year ending December 31, 1997, is described in Note 9 of the Notes to Combined Financial Statements filed in response to Item 8 hereof.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) No person is known by Registrants to own beneficially more than 5% of the Units.

     (b)	William S. Carter, M.D. owns 3,500 units.  No other manager or officer of America First Companies L.L.C. and no partner of AFCA owns any Certificates or Units.

     (c) There are no arrangements known to the Registrants, the operation of which may at any subsequent date result in a change in control of the Registrants.

     Item 13. Certain Relationships and Related Transactions. The general partner of the Registrants is AFCA and the sole general partner of AFCA is America First Companies L.L.C.

     Except as described herein, neither Registrant is a party to any transaction or proposed transaction with AFCA, America First Companies L.L.C. or with any person who is (i) a manager or executive officer of America First Companies L.L.C. or any general partner of AFCA, (ii) a nominee for election as a manager of America First Companies L.L.C, (iii) an owner of more than 5% of the Units or Certificates or (iv) a member of the immediate family of any of the foregoing persons.

     During 1997, the Registrants paid or reimbursed AFCA or America First Companies L.L.C. $1,935,423 for certain costs and expenses incurred in connection with the operation of the Registrants, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 9 to Notes to Combined Financial Statements filed in response to Item 8 hereof for a description of these costs and expenses.

     AFCA is entitled to an annual administrative fee equal to .35% of the Fund's outstanding investments which is paid by the Fund to the extent such amounts are not paid by property owners. AFCA earned $225,813 in such administrative fees during 1997, and of such amount, the Fund paid $195,816.
During 1997, AFCA	3 also received administrative fees of $88,780 in
conjunction with the repayment of the Jackson Park Place Participating Loan.

     The Registrant has entered into property management agreements with America First Properties Management Company, L.L.C. (the "Manager") with respect to the day-to-day operation of Morrowood Townhouses, Avalon Ridge, Harmony Bay Apartments and Meadow Brook Apartments (ending in September
1997). Such property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 4.5% to 5% of gross revenues. Because the Manager is an affiliate of AFCA the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services.
During the year ended December 31, 1997, the Registrant paid the Manager property management fees of $222,682.

                                   PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a) The following documents are filed as part of this report:

     1.	Financial Statements.  The following financial statements are included in response to Item 8 of this report:

   		Independent Accountants' Report

     Combined Balance Sheets of Registrants as of December 31, 1997, and December 31, 1996.

     Combined Statements of Income of Registrants for the years ended December 31, 1997, December 31, 1996, and December 31, 1995

     Combined Statements of Partners' Capital of Registrants for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

     Combined Statements of Cash Flows of Registrants for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

		   Notes to Combined Financial Statements of Registrants.

     2.	Financial Statement Schedules.  The information required to be set forth in the financial statement schedules is shown in the Notes to Combined Financial Statements filed in response to Item 8 hereof.

     3.	Exhibits.  The following exhibits were filed as required by Item 14(c)
of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

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

     4(d). Agreement and Plan of Merger, dated as of July 29, 1997, among the Registrant, America First Prep Fund 2 Limited Partnership, America First Prep Fund 2 Pension Series Limited Partnership and AF Merger, L.P. (incorporated herein by reference to Form 10-Q dated June 30, 1997, filed pursuant to
Section 13 or 15(d) of the Securities Act of 1934 by America First Participating Preferred Equity Mortgage Fund Limited Partnership (Commission File No. 0-15854)).

24.	Power of Attorney.

     (b)	The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
America First Participating/Preferred Equity Mortgage Fund and
America First Participating/Preferred Equity Mortgage Fund Limited Partnership:

We have audited the accompanying combined balance sheets of America First Participating/Preferred Equity Mortgage Fund and America First Participating/Preferred Equity Mortgage Fund Limited Partnership as of December 31, 1997 and 1996, and the related combined statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These combined financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of America First Participating/Preferred Equity Mortgage Fund and America First Participating/Preferred Equity Mortgage Fund Limited Partnership as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Omaha, Nebraska	       						            /s/Coopers & Lybrand L.L.P.
March 26, 1998

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED BALANCE SHEETS

                                                                                             Dec. 31, 1997       Dec. 31, 1996
                                                                                            --------------      --------------
Assets
 Cash and temporary cash investments, at cost which approximates market value               $   10,521,493      $    9,001,666
 Investment in mortgage-backed securities (Note 4)                                              33,506,388          37,322,028
 Investment in and advances to preferred equity
  participations (PEPs), net of valuation allowance (Note 5)                                     1,495,923             324,607
 Investment in real estate (Note 6)                                                              3,973,776           6,381,300
 Investment in participating loans, net of valuation allowance (Note 7)                            860,000           2,960,000
 Interest receivable                                                                               272,264             305,606
 Investment evaluation fees, net                                                                   564,404             587,441
 Other assets                                                                                    3,245,745           3,262,057
                                                                                            --------------      --------------
                                                                                            $   54,439,993      $   60,144,705
                                                                                            ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 9)                                                                 $      876,098      $      338,586
  Distributions payable (Note 3)                                                                   511,069             512,457
  Mortgage notes payable (Note 10)                                                               6,800,000           9,590,833
                                                                                            --------------      --------------
                                                                                                 8,187,167          10,441,876
                                                                                            --------------      --------------
 Partners' Capital
  General Partner                                                                                      100                 100
  Exchangeable Unit Holders ($8.01 per unit in 1997 and $8.61 in 1996)                          46,252,726          49,702,729
                                                                                            --------------      --------------
                                                                                                46,252,826          49,702,829
                                                                                            --------------      --------------
                                                                                            $   54,439,993      $   60,144,705
                                                                                            ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED STATEMENTS OF INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
Income
 Mortgage and mortgage-backed securities income (Note 4)                $    2,654,975      $    3,011,347      $    3,398,068
 Equity in earnings of property partnerships (Note 5)                          415,117             264,179             148,589
 Rental income                                                               2,290,589           2,465,655           2,334,465
 Interest income on participating loans (Note 7)                               191,465             240,432             251,157
 Interest income on temporary cash investments
  and U.S. government securities                                               569,624             442,931             408,645
                                                                        --------------      --------------      --------------
                                                                             6,121,770           6,424,544           6,540,924
                                                                        --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 9)                                1,405,514             895,961             834,594
 Real estate operating expenses                                              1,260,753           1,320,270           1,155,052
 Depreciation                                                                  274,140             302,510             337,598
 Interest expense                                                              755,696             842,875             841,815
                                                                        --------------      --------------      --------------
                                                                             3,696,103           3,361,616           3,169,059
                                                                        --------------      --------------      --------------
Net income                                                              $    2,425,667      $    3,062,928      $    3,371,865
                                                                        ==============      ==============      ==============
Net income allocated to:
 General Partner                                                        $       21,920      $       29,811      $       34,064
 Exchangeable Unit Holders                                                   2,403,747           2,912,960           3,195,130
 Passthrough Certificate Holder                                                   -                120,157             142,671
                                                                        --------------      --------------      --------------
                                                                        $    2,425,667      $    3,062,928      $    3,371,865
                                                                        ==============      ==============      ==============
Net income, basic and diluted, per exchangeable unit                    $          .42      $          .52      $          .57
                                                                        ==============      ==============      ==============
Net income per passthrough certificate                                  $         -         $     1,201.57      $     1,426.95
                                                                        ==============      ==============      ==============
Weighted average number of units outstanding                                 5,775,797           5,562,320           5,597,771
                                                                        ==============      ==============      ==============
Weighted average number of certificates outstanding                               -                    100                 100
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1994, TO DECEMBER 31, 1997

                                                          Passthrough Certificate         Exchangeable Unit
                                                                   Holders                     Holders
                                                         --------------------------   -------------------------
                                               General           # of
                                               Partner   Certificates        Amount   # of Units         Amount          Total
                                              --------   ------------  ------------   ----------   ------------   ------------
Partners' Capital (excluding net unrealized
    holding gains)
 Balance at December 31, 1994                 $    100            100  $  2,390,147    5,672,327   $ 54,227,835   $ 56,618,082
 Net income                                     34,064             -        142,671         -         3,195,130      3,371,865
 Cash distributions paid or accrued (Note 3)   (34,064)            -       (264,900)        -        (5,931,398)    (6,230,362)
 Purchase of 110,060 units (Note 8)               -                -          3,268     (110,060)      (966,009)      (962,741)
                                              --------   ------------  ------------   ----------   ------------   ------------
 Balance at December 31, 1995                      100            100     2,271,186    5,562,267     50,525,558     52,796,844
 Net income                                     29,811             -        120,157         -         2,912,960      3,062,928
 Cash distributions paid or accrued (Note 3)   (29,811)            -       (242,825)        -        (5,893,835)    (6,166,471)
 Purchase of 36,470 units (Note 8)                -                -          1,241      (36,470)      (295,380)      (294,139)
 Conversion of Passthrough Certificate
   Holders to Exchangeable Unit Holders           -              (100)   (2,149,759)     250,000      2,149,759           -
                                              --------   ------------  ------------   ----------   ------------   ------------
 Balance at December 31, 1996                      100             -           -       5,775,797     49,399,062     49,399,162
 Net income                                     21,920             -           -            -         2,403,747      2,425,667
 Cash distribution paid or accrued (Note 3)    (21,920)            -           -            -        (6,120,035)    (6,141,955)
                                              --------   ------------  ------------   ----------   ------------   ------------
                                                   100             -           -       5,775,797     45,682,774     45,682,874
                                              --------   ------------  ------------   ----------   ------------   ------------
Net unrealized holding gains
  Balance at December 31, 1994                    -                -           -            -              -              -
  Net change                                      -                -         34,779         -           773,799        808,578
                                              --------   ------------  ------------   ----------   ------------   ------------
  Balance at December 31, 1995                    -                -         34,779         -           773,799        808,578
  Net change                                      -                -        (34,779)        -          (470,132)      (504,911)
                                              --------   ------------  ------------   ----------   ------------   ------------
  Balance at December 31, 1996                    -                -           -            -           303,667        303,667
	 Net change                                      -                -           -            -           266,285        266,285
                                              --------   ------------  ------------   ----------   ------------   ------------
                                                  -                -           -            -           569,952        569,952
                                              --------   ------------  ------------   ----------   ------------   ------------
Balance at December 31, 1997                  $    100             -   $       -       5,775,797   $ 46,252,726   $ 46,252,826
                                              ========   ============  ============   ==========   ============   ============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
Cash flows from operating activities
 Net income                                                             $    2,425,667      $    3,062,928      $    3,371,865
 Adjustments to reconcile net income to
  net cash from operating activities:
   Equity in earnings of property partnerships                                (415,117)           (264,179)           (148,589)
   Depreciation                                                                274,140             302,510             337,598
   Amortization of discount on mortgage-backed and
    U.S. government securities                                                 (34,897)            (54,605)            (72,975)
   Decrease (increase) in interest receivable                                   33,342              68,881             (15,262)
   Amortization of investment evaluation fees                                   23,037              23,036              23,038
   Decrease (increase) in other assets                                        (535,523)           (336,695)            (82,411)
   Increase (decrease) in accounts payable                                     617,623              21,808            (234,587)
                                                                        --------------      --------------      --------------
  Net cash provided by operating activities                                  2,388,272           2,823,684           3,178,677
                                                                        --------------      --------------      --------------
Cash flows from investing activities
 Mortgage principal payments received                                        4,116,822           5,355,906           3,512,331
 Repayment of participating loan                                             2,100,000                -                   -
 Distributions received from PEPs                                              519,404             265,089             272,582
 Advances to PEPs                                                           (1,275,603)               -                   -
 Proposed merger transaction costs paid                                       (859,642)               -                   -
 Cash transferred to mortgage holder                                           (72,903)               -                   -
 Investment in real estate                                                      (7,656)            (14,946)            (35,490)
 Maturity of U.S. government securities                                           -              5,000,000                -
 Acquisition of U.S. government securities                                        -                   -             (4,937,891)
 Acquisition of mortgage-backed securities                                        -                   -                (10,615)
                                                                        --------------      --------------      --------------
  Net cash provided by (used in) investing activities                        4,520,422          10,606,049          (1,199,083)
                                                                        --------------      --------------      --------------
Cash flows from financing activities
 Proceeds from issuance of mortgage note payable                             6,800,000                -                   -
 Purchase of mortgage note payable                                          (6,045,524)               -                   -
 Distributions paid                                                         (6,143,343)         (6,683,157)         (6,250,193)
 Purchase of Units                                                                -               (294,139)           (962,741)
 Principal payments on mortgage note payable                                      -                (23,927)               -
                                                                        --------------      --------------      --------------
  Net cash used in financing activities                                     (5,388,867)         (7,001,223)         (7,212,934)
                                                                        --------------      --------------      --------------
Net increase (decrease) in cash and temporary cash investments               1,519,827           6,428,510          (5,233,340)
Cash and temporary cash investments at beginning of year                     9,001,666           2,573,156           7,806,496
                                                                        --------------      --------------      --------------
Cash and temporary cash investments at end of year                      $   10,521,493      $    9,001,666      $    2,573,156
                                                                        ==============      ==============      ==============
Supplemental disclosure of cash flow information
  Cash paid during the period for interest                              $      755,696     $      842,875      $      841,815
                                                                        ==============      ==============      ==============
Supplemental disclosure of non-cash investing activity:
  Disposition of Meadow Brook Apartments assets and related liabilities
   Real estate                                                          $    2,141,040      $         -         $         -
   Other assets                                                              1,411,477                -                   -
   Accounts payable                                                            (80,111)               -                   -
   Mortgage note payable                                                    (3,545,309)               -                   -
                                                                        --------------      --------------      --------------
   Net assets                                                           $      (72,903)     $         -         $         -
                                                                        ==============      ==============      ==============

The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

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

 C)Investment in Participating Loans
  	The investment in Participating Loans is recorded at cost and reduced by principal payments received. Participating Loans are not insured or guaranteed. The value of these investments is a function of the value of the real estate collateralizing the Participating Loans. Interest income on Participating Loans is excluded from income when, in the opinion of management, collection of such interest is doubtful. This interest is recognized as income when it is received.

   The allowance for losses on Participating Loans is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on outstanding loans. Reserves are established for loans which management considers impaired. Loans are considered impaired when it is probable that the Fund will be unable to collect amounts due according to the contractual terms of the loan agreements. Based on this analysis, the Fund's Participating Loan was considered impaired at December 31, 1997. A reserve is established for the difference between the recorded investment in the Participating Loans and the fair value of the underlying collateral (see Note 2F).

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

 D)Investment in and Advances to Preferred Equity Participations (PEPs)
  	The investment in PEPs consist of interests in limited partnerships which own the properties underlying the mortgage-backed securities and are accounted for using the equity method. PEPs are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PEPs. PEPs also consist of advances made to limited partnerships financed by the Fund.

  	The allowance for losses on investments in PEPs is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on investments in PEPs.  The allowance is periodically reviewed and adjusted when there are significant changes in the fair value of the properties underlying the PEPs (see Note 2F).

 E)Investment in Real Estate
   The investment in real estate is recorded at cost less accumulated depreciation. The carrying value of each property is reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. If the sum of the expected undiscounted future cash flows is less than the carrying amount, an impairment is recorded based on fair value (see Note 2F). All real estate is being held for investment and was acquired prior to January 1, 1996.

   Depreciation of real estate acquired in settlement of PEPs is based on the estimated useful life of the properties (ranging from 6 to 27-1/2 years) using the straight-line method.

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

 G)Income Taxes
  	No provision has been made for income taxes since each Exchangeable Unit
	  Holder or Passthrough Certificate Holder is required to report their share
	  of the Partnership's or Fund's income for federal and state income tax
 	 purposes.  The reported amounts of the Fund's assets and liabilities exceeded the tax basis by $1,857,765 and $5,179,682 at December 31, 1997, and December 31, 1996, respectively.

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

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

 K)New Accounting Pronouncement
   The Financial Accounting Standards Board has issued Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128, which is effective for periods ending after December 15, 1997, did not have an impact on the Fund's computation, presentation or disclosure of earnings per Exchangeable Unit as no dilutive common share equivalents existed at December 31, 1997.

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

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

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

At December 31, 1997, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $14,052,242, $658,816 and $14,711,058, respectively.

At December 31, 1997, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses and the aggregate fair value of available-for-sale securities were $18,884,194, $606,486, $36,534 and $19,454,146 respectively.

At December 31, 1996, the total amortized cost, gross unrealized holding gains and aggregate fair value of held-to-maturity securities were $14,618,495, $636,428 and $15,254,923, respectively.

At December 31, 1996, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses and the aggregate fair value of available-for-sale securities were $22,399,866, $575,703, $272,036 and $22,703,533 respectively.


Prior to June 30, 1995, the Fund classified all investment securities as held-to-maturity. However, during the quarter ended June 30, 1995, the Fund reassessed the appropriateness of the classification of securities held in the reserve account (see Note 8). The Fund concluded, given the nature of the reserve account, it would be more appropriate to classify securities held in the reserve account as available-for-sale rather than as held-to-maturity. Accordingly, on June 30, 1995, the Fund transferred all securities held in the reserve account from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses and the aggregate fair value of the securities transferred were $33,950,530, $617,701, $241,388 and $34,326,843, respectively.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

Descriptions of the Fund's mortgage-backed securities at December 31, 1997, are as follows:

                                                                                                                      Income
                                                          Number  Interest         Maturity      Carrying             Earned
Type of Security and Name            Location           of Units      Rate             Date        Amount            in 1997
----------------------------------   ------------------ --------  --------     ------------  ------------       ------------
Held-to-Maturity
 GNMA Certificates:
  The Parklane                       Salt Lake City, UT      94     9.25%        03/15/2029  $  6,361,436       $    589,791
  Grand Villa                        Grand Junction, CO      47     9.25%        03/15/2029     1,981,631 (3)         91,862
  Cambridge Court                    Kearney, NE             42     9.25%        02/15/2029     1,933,356 (3)         89,625
  Hickory Villa                      Omaha, NE               52     9.25%        02/15/2029     2,503,017            232,068
  Pools of single-family mortgages                                  9.58% (1)          2017     1,254,204            140,766
  Pools of single-family mortgages                                  9.62% (1)  2016 to 2017        18,598              2,043
                                                                                             ------------       ------------
                                                                                               14,052,242          1,146,155
                                                                                             ------------       ------------
Available-for-Sale
 GNMA Certificates:
  Pools of single-family mortgages                                  8.56% (1)  2016 to 2020     2,404,192 (2)        205,443
  Pools of single-family mortgages                                  9.30% (1)          2021     1,002,928 (2)        113,177
  Pools of single-family mortgages                                  8.76% (1)          2021       777,325 (2)         70,204
  Pools of single-family mortgages                                  8.76% (1)          2021       343,210 (2)         30,331
  Pools of single-family mortgages                                  8.25% (1)  2021 to 2022     1,248,393 (2)        128,259
  Pools of single-family mortgages                                  6.50% (1)          2023     3,878,871 (2)        275,334
  Pools of single-family mortgages                                  6.03% (1)          2008     1,965,285 (2)        127,088
  Pools of single-family mortgages                                  7.13% (1)          2009     5,232,727 (2)        407,671
 FNMA Certificates:
  Pools of single-family mortgages                                  5.52% (1)          2000     2,601,215 (2)        151,313
                                                                                             ------------       ------------
                                                                                               19,454,146          1,508,820
                                                                                             ------------       ------------
Balance at December 31, 1997                                                                 $ 33,506,388       $  2,654,975
                                                                                             ============       ============

(1)Represents yield to the Fund.
(2)Reserve account asset - see Note 8.
(3)Mortgage income has been reduced due to the elimination of the Fund's share of interest received from the PEP partnerships.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
Reconciliation of the carrying amount of the mortgage-backed securities is as follows:
Balance at beginning of year                                             $  37,322,028      $   43,103,240      $   45,810,512
 Additions
  Amortization of discount on mortgage-backed securities                        34,897              38,745              26,726
  Net change in unrealized holding gains (losses) on
     available-for-sale securities                                             266,285            (464,051)            767,718
  Acquisition of mortgage-backed securities                                       -                   -                 10,615
 Deduction
  Mortgage principal payments received                                      (4,116,822)         (5,355,906)         (3,512,331)
                                                                        --------------      --------------      --------------
Balance at end of year                                                  $   33,506,388      $   37,322,028      $   43,103,240
                                                                        ==============      ==============      ==============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

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

Descriptions of the PEPs held at December 31, 1997, are as follows:

                                                                                                                     Equity in
                                                                                                                      Earnings
                                                                                                    Amount         of Property
Name                       Location               Partnership Name                                 of PEPs        Partnerships
----------------------     ------------------     --------------------------------------    --------------      --------------
Harmony Bay Apartments     Roswell, GA            Harmony Bay Associates, Ltd.              $    2,162,991      $         -
Grand Villa                Grand Junction, CO     Stazier Associates Grand Junction Ltd.           149,875             128,186
Cambridge Court            Kearney, NE            Stazier Associates Kearney Ltd.                   87,306              73,714
The Parklane               Salt Lake City, UT     Congregate Care Company                             -                213,217
Hickory Villa              Omaha, NE              Stazier Associates Omaha Ltd.                       -                   -
                                                                                            --------------      --------------
                                                                                                 2,400,172      $      415,117
Less valuation allowance                                                                          (904,249)     ==============
                                                                                            --------------
Balance at December 31, 1997                                                                $    1,495,923
                                                                                            ==============

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
Reconciliation of the carrying amount of the PEPs is as follows:
Balance at beginning of year                                            $    1,228,856      $    1,279,785      $    4,203,793
 Additions
  Advances to PEPs (1)                                                       1,275,603                -                   -
  Equity in earnings of property partnerships                                  415,117             264,179             148,589
 Deductions
  Distributions received from PEPs                                            (519,404)           (265,089)           (272,582)
  Write-offs (2)                                                                  -                (50,019)         (2,800,015)
                                                                        --------------      --------------      --------------
Balance at end of year                                                  $    2,400,172      $    1,228,856      $    1,279,785
                                                                        ==============      ==============      ==============
The following summarizes the activity in the valuation allowance:
Balance at beginning of year                                            $      904,249      $      954,268      $    3,754,283
 Write-offs (2)                                                                  -                 (50,019)         (2,800,015)
                                                                        --------------      --------------      --------------
Balance at end of year                                                  $      904,249      $      904,249      $      954,268
                                                                        ==============      ==============      ==============

(1) In conjunction with refinancing the mortgage note payable on Harmony Bay Apartments, the Fund provided a working capital loan of $1,275,603 to the limited partnership which owns such property.
(2) During 1995, Casa Sandoval was sold at a foreclosure auction and the Fund withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker. During 1996, Timber Cove Apartments was sold at a foreclosure auction. Accordingly, the Fund no longer holds a PEP investment in these properties. The valuation allowance previously established for the full amount of these PEP investments was written off.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

                                                                                  1997                1996                1995
                                                                        --------------      --------------      --------------
Combined condensed financial information for the PEPs is as follows:
Assets
 Real estate                                                            $   16,749,914      $   17,260,899      $   21,764,899
 Restricted deposits and funded reserves                                     1,219,607             977,508             644,429
 Other assets                                                                1,806,176           1,789,126           2,614,643
                                                                        --------------      --------------      --------------
                                                                        $   19,775,697      $   20,027,533      $   25,023,971
                                                                        ==============      ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Mortgage and notes payable                                            $   22,539,811      $   22,837,085      $   28,582,989
  Other liabilities                                                            464,025           2,430,619           3,753,136
 Partners' Capital (Deficit)
  General Partners                                                          (4,209,142)         (4,982,566)         (7,134,537)
  Limited Partners
   Other                                                                    (1,419,169)         (1,486,461)         (1,457,402)
   America First Participating/Preferred Equity Mortgage Fund                2,400,172           1,228,856           1,279,785
                                                                        --------------      --------------      --------------
                                                                        $   19,775,697      $   20,027,533      $   25,023,971
                                                                        ==============      ==============      ==============

                                                                                  1997                1996                1995
                                                                        --------------      --------------      --------------
Rental income                                                           $    7,393,856      $    7,926,263      $   10,009,582
                                                                        ==============      ==============      ==============
Combined results of operations                                          $    1,616,376      $     (929,045)     $   (1,413,339)
                                                                        ==============      ==============      ==============
Equity in earnings of property partnerships                             $      415,117      $      264,179      $      148,589
                                                                        ==============      ==============      ==============

6. Real Estate Acquired in Settlement of PEPs

The rental income and real estate operating, interest and depreciation expenses of the properties owned by the Fund have been consolidated with the Fund's operations and are reflected in the combined financial statements.

Real estate acquired in settlement of PEPs is comprised of the following multifamily housing properties:

                                                                                                  Carrying            Carrying
                                                                   Number                         Value at            Value at
Name                                Location                     of Units                    Dec. 31, 1997       Dec. 31, 1996
--------------------------          ------------------           --------                   --------------      --------------
Morrowood Townhouses                Morrow, GA                        264                   $    6,024,558      $    6,016,902
Meadow Brook Apartments             Amelia, OH                        168                             -   (1)        3,470,774
                                                                                            --------------      --------------
                                                                                                 6,024,558           9,487,676
Less accumulated depreciation                                                                   (2,050,782)         (3,106,376)
                                                                                            --------------      --------------
Balance at end of year                                                                      $    3,973,776      $    6,381,300
                                                                                            ==============      ==============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
Reconciliation of the carrying value of the
 real estate held is as follows:
Balance at beginning of year                                            $    6,381,300      $    6,668,864      $    6,970,972
 Investment in real estate                                                       7,656              14,946              35,490
 Property deeded in lieu of foreclosure (1)                                 (2,141,040)                -                  -
 Depreciation                                                                 (274,140)           (302,510)           (337,598)
                                                                        --------------      --------------      --------------
Balance at end of year                                                  $    3,973,776      $    6,381,300      $    6,668,864
                                                                        ==============      ==============      ==============

(1) On September 12, 1997, Meadow Brook Apartments was deeded to the owner of the mortgage in lieu of foreclosure (see Note 10).

7.	Investment in Participating Loans

The Participating Loans are collateralized by first mortgages on properties jointly financed with America First Apartment Investors, L.P., whose general partner is an affiliate of AFCA 3. The Participating Loan agreements call for payment of base interest and additional interest out of a portion of the net cash flow or net sale or refinancing proceeds of the properties.

Descriptions of the Participating Loans held as of December 31, 1997, are as follows:

                                                                                                                      Interest
                                                              Base                                Carrying           Income on
                                                Number    Interest            Maturity              Amount       Participating
Name                      Location            of Units        Rate (1)            Date            of Loans               Loans
----------------------    ----------------    --------    --------        ------------      --------------      --------------
Avalon Ridge              Renton, WA               356         10% (2)        09/01/99      $    1,245,000      $       51,985
Jackson Park Place        Fresno, CA               296         10%            09/01/99                -   (3)          139,480
                                                                                            --------------      --------------
                                                                                                 1,245,000      $      191,465
Valuation allowance to net realizable value                                                       (385,000)     ==============
                                                                                            --------------
Balance at end of year                                                                      $      860,000
                                                                                            ==============

(1)  In addition to the base interest rate, the notes bear additional
     contingent	interest, which, when combined with the base interest, is
     limited to a cumulative, non-compounded amount not greater than 13% per annum. The Fund received $69,480 of contingent interest in 1997 in conjunction with the payoff of the principal balance of the Jackson Park Place Participating Loan. The Fund did not receive any additional contingent interest in 1996 or 1995.

(2) Interest is recognized as income on the cash basis which is at a rate
    lower	than the base interest rate.  The amount of foregone interest was
    $72,515 for 1997, $94,068 for 1996 and $83,343 for 1995.

(3) On April 30, 1997, this Participating Loan was repaid in full to the Partnership.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
The following summarizes the activity in the valuation allowance:
Balance at beginning and end of year                                    $      385,000      $      385,000      $      385,000
                                                                        ==============      ==============      ==============

8.	Fund Reserve Account

The Fund maintains a reserve account which consisted of the following at December 31, 1997:

                                                    Dec. 31, 1997
                                                    -------------
Cash and temporary cash investments                 $   9,426,071
GNMA Certificates                                      16,852,931
FNMA Certificates                                       2,601,215
                                                    -------------
Balance at end of year                              $  28,880,217
                                                    =============

The reserve account was established to maintain working capital for the Fund and is available to supplement distributions to investors and for any contingencies related to the ownership of the investments and the operation of the Fund. The GNMA Certificates mature between 2008 and 2023 and the FNMA Certificates mature in 2000.

The General Partner previously announced its intent to utilize a portion of the reserve account to acquire a maximum of 200,000 Exchangeable Units (Units) in the over-the-counter market. On June 17, 1997, the General Partner decided the Partnership should cease acquiring Units. Through June 17, 1997, 196,730 Units (none during 1997, 36,470 during 1996 and 110,060 during 1995) had been acquired at a total cost of $1,823,521 ($294,139 during 1996 and $962,741 during 1995).

9.	Transactions with Related Parties

Substantially all of the Fund's general and administrative expenses and certain costs capitalized by the Fund are paid by AFCA 3 or an affiliate and reimbursed by the Fund. The amounts of such expenses reimbursed to AFCA 3 or an affiliate are shown below. The capitalized costs consist of transaction costs incurred in conjunction with the proposed merger described in Note 12. The amounts are presented on a cash basis and do not reflect accruals made at the end of each year.

                                                                                  1997                1996                1995
                                                                        --------------      --------------      --------------
Proposed merger transaction costs                                       $      988,899      $         -         $         -
Reimbursable salaries and benefits                                             653,508             471,853             380,301
Other expenses                                                                  72,611              33,854              20,960
Professional fees and expenses                                                  55,652              29,458              52,846
Investor services and custodial fees                                            44,991              48,304              54,967
Consulting and travel expenses                                                  31,628               9,767               5,235
Report preparation and distribution                                             27,813              19,524              20,973
Registration fees                                                               27,324              19,763              16,666
Insurance                                                                       21,747              24,969              21,333
Telephone                                                                       11,250               8,319               8,729
                                                                        --------------      --------------      --------------
                                                                        $    1,935,423      $      665,811      $      582,010
                                                                        ==============      ==============      ==============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997

AFCA 3 is entitled to an administrative fee of .35% per annum of the outstanding amount of investments of the Fund to be paid by the Fund to the extent such amount is not paid by property owners. AFCA 3 earned administrative fees of $225,813 in 1997, $237,337 in 1996, and $248,129 in
1995. Of such amounts, $195,816, $187,902 and $215,033 were paid by the Fund during 1997, 1996, and 1995, respectively, and the remainder was paid by property owners. AFCA 3 also received administrative fees of $88,780 in conjunction with the repayment of the Jackson Park Place Participating Loan described in Note 7.

An affiliate of AFCA 3 provided property management services for Morrowood Townhouses, Avalon Ridge and Harmony Bay beginning in June 1995, and Meadow Brook Apartments beginning in September 1996 and ending in September 1997. The fees for services provided represent the lower of: (i) costs incurred in providing management of the property; or, (ii) customary fees for such services determined on a competitive basis. Total fees amounted to $222,682 in 1997, $189,657 in 1996 and $155,167 in 1995.

10. Mortgage Notes Payable

The Fund assumed the following mortgage notes as a result of the acquisition of real estate in settlement of PEPs.

                                      Interest          Maturity             Monthly            Balance at          Balance at
Collateral                                Rate              Date             Payment         Dec. 31, 1997       Dec. 31, 1996
------------------------------        --------        ----------        ------------        --------------      --------------
Morrowood Townhouses                     9.50%        11/19/2022        $     48,857        $    6,800,000      $    6,045,524
Meadow Brook Apartments                  9.50%        11/25/2022                -                     -   (1)        3,545,309
                                                                                            --------------      --------------
                                                                                            $    6,800,000      $    9,590,833
                                                                                            ==============      ==============

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        --------------      --------------      --------------
Reconciliation of the carrying amount of the
 mortgage notes payable is as follows:
Balance at beginning of year                                            $    9,590,833      $    9,614,760      $    9,614,760
 Payoff of mortgage note payable (1)                                        (6,045,524)               -                   -
 Property deeded in lieu of foreclosure (2)                                 (3,545,309)               -                   -
 Issuance of mortgage note payable (1)                                       6,800,000                -                   -
 Principal payments                                                               -                (23,927)               -
                                                                        --------------      --------------      --------------
Balance at end of year                                                  $    6,800,000      $    9,590,833      $    9,614,760
                                                                        ==============      ==============      ==============

(1) As previously reported, the mortgage note payable on Morrowood Townhouses was in default; however, the property remained in compliance with the terms of its Provisional Workout agreement (PWA). On September 17, 1997, the Fund refinanced the mortgage note payable with an unaffiliated part which resulted in the payoff of the existing note of $6,045,524 and the issuance of a new mortgage note payable of $6,800,000. The Fund did not recognize a gain or loss as a result of the refinancing. The new mortgage note payable is collateralized by Morrowood Townhouses and is guaranteed by an affiliate of AFCA 3.

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

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997
[CAPTION]

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

  Investment in mortgage-backed securities:
  Fair values are based on amounts obtained from an independent pricing source.

  Investment in participating loans: Fair value is based on management's best estimate of the net realizable value of the underlying collateral of the loans. See Note 2F.

  Mortgage notes payable: Fair values are not readily determinable as certain terms of the mortgage loans have recently been revised.

                                                           At December 31, 1997                    At December 31, 1996
                                                    ----------------------------------      ----------------------------------
                                                          Carrying           Estimated            Carrying           Estimated
                                                            Amount          Fair Value              Amount          Fair Value
                                                    --------------      --------------      --------------      --------------
    Cash and temporary cash investments             $   10,521,493      $   10,521,493      $    9,001,666      $    9,001,666
    Investment in mortgage-backed securities            33,506,388          34,165,204          37,322,028          37,958,456
    Investment in participating loans                      860,000             860,000           2,960,000           2,960,000

12.  Proposed Merger

On July 29, 1997, the Partnership announced that it had signed an Agreement and Plan of Merger, dated as of July 29, 1997 (the Merger Agreement), among the Partnership, America First PREP Fund 2 Limited Partnership, a Delaware limited partnership (Prep Fund 2), America First PREP Fund 2 Pension Series Limited Partnership, a Delaware limited partnership (Pension Fund and together with the Partnership and Prep Fund 2, the Funds), America First Mortgage Investments, Inc., a newly formed Maryland corporation (AFM), and AF Merger, L.P., a newly formed Delaware limited partnership and a subsidiary of AFM (AFM L.P.), which contemplates a business combination transaction (the Merger) pursuant to which the Partnership and Prep Fund 2 will merge with AFM, with AFM surviving such merger, and Pension Fund will merge with AFM L.P., with the Pension Fund surviving such merger. The Merger, which is expected to be accomplished on a tax-deferred basis for investors in the Funds, will not be consummated unless both the Partnership and Prep Fund 2 participate in the Merger. The participation of Pension Fund is not a condition to the closing of the Merger with respect to the Partnership and Prep Fund 2. On
February 17, 1998, the Registration Statement on Form S-4 relating to the Merger was declared effective by the Securities and Exchange Commission.

As a result of the Merger, (i) the outstanding Exchangeable Units of the Partnership will be converted, at the rate of 1.00 share for each Exchangeable Unit, into 5,775,797 shares of Common Stock, par value $0.01 per share, of AFM (the Common Stock), (ii) the outstanding Beneficial Unit Certificates of Prep Fund 2 (Prep Fund 2 BUCs) will be converted, at the rate of approximately 1.26 shares for each Prep Fund 2 BUC, into 2,012,336 shares of Common Stock and
(iii) the outstanding Beneficial Unit Certificates of Pension Fund (Pension
BUCs) will be converted, at the rate of approximately 1.31 shares for each Pension BUC, into a maximum of 1,183,373 shares of Common Stock. If Pension Fund participates in the Merger, holders of Pension BUCs will be given the option, in lieu of receiving shares of Common Stock, to remain as investors in Pension Fund (the Retention Option). To the extent that holders of Pension BUCs elect the Retention Option, the aggregate number of shares of Common Stock otherwise issuable to the such holders in the Merger will be accordingly

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997
[CAPTION]

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

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1997
[CAPTION]

13. Summary of Unaudited Quarterly Results of Operations

                                                             First              Second               Third              Fourth
From January 1, 1997, to December 31, 1997                 Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,670,836      $    1,620,763      $    1,604,746      $    1,225,425
Total expenses                                            (868,417)           (935,199)           (907,630)           (984,857)
                                                    --------------      --------------      --------------      --------------
Net income                                          $      802,419      $      685,564      $      697,116      $      240,568
                                                    ==============      ==============      ==============      ==============
Net income, basic and diluted,
  per exchangeable unit                             $          .14      $          .12      $          .12      $          .04
                                                    ==============      ==============      ==============      ==============
Market Price per Exchangeable Unit
  High sale                                                  8-1/4              9                  10-1/4               10-3/8
  Low sale                                                   6-7/8              7-5/16              8-7/16               9-3/8
                                                    ==============      ==============      ==============      ==============

                                                             First              Second               Third              Fourth
From January 1, 1996, to December 31, 1996                 Quarter             Quarter             Quarter             Quarter
                                                    --------------      --------------      --------------      --------------
Total income                                        $    1,606,271      $    1,591,647      $    1,604,202      $    1,622,424
Total expenses                                            (791,016)           (845,934)           (830,897)           (893,769)
                                                    --------------      --------------      --------------      --------------
Net income                                          $      815,255      $      745,713      $      773,305      $      728,655
                                                    ==============      ==============      ==============      ==============
Net income per exchangeable unit                    $          .14      $          .13      $          .13      $          .12
                                                    ==============      ==============      ==============      ==============
Net income per passthrough certificate              $       347.23      $       318.32      $       331.36      $       204.66
                                                    ==============      ==============      ==============      ==============
Market Price per Exchangeable Unit
  High sale                                                  8-3/4               8-3/8               8-3/4               8-1/2
  Low sale                                                   7-7/8               7-3/8               7-1/8               7
                                                    ==============      ==============      ==============      ==============

The exchangeable units are quoted on the NASDAQ Stock Market under the symbol AFPFZ. The high and low quarterly prices of the exchangeable units shown were compiled from the Monthly Statistical Reports provided to the Fund by the National Association of Securities Dealers, Inc. and represent final sale prices.

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

Date:  March 27, 1998

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
                     		     Michael Thesing,
                     		     Vice President and Principal Financial Officer
Date:  March 27, 1998

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 27, 1998	      By /s/ Michael B. Yanney*
                               Michael B. Yanney
                             	 Chairman of the Board, President, Chief
                             	 Executive Officer and Manager
                               (Principal Executive Officer)


Date:  March 27, 1998	      By /s/ Michael Thesing
                               Michael Thesing
                               Principal Financial Officer and Manager


Date:  March 27, 1998       By /s/ George Kubat*
                               George Kubat
                               Manager


Date:  March 27, 1998	      By /s/ William S. Carter, M.D*
                               William S. Carter, M.D.
                               Manager


Date:  March 27, 1998	      By /s/ Martin A. Massengale*
                              	Martin A. Massengale
                               Manager


Date:  March 27, 1998	      By /s/ Alan Baer*
                             	 Alan Baer
                            	  Manager


Date:  March 27, 1998	      By /s/ Gail Walling Yanney*
                              	Gail Walling Yanney
                              	Manager


Date:  March 27, 1998       By /s/ Mariann Byerwalter*
                               Mariann Byerwalter
                               Manager


*By Michael Thesing Attorney in Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.

                                                					  /s/ Gail Walling Yanney
                                               							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                					  /s/ George Kubat
                                               							George Kubat

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                				 /s/  Martin A. Massengale
                                                				Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                  							        /s/ Alan Baer
                                                         							Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		   America First Tax-Exempt Mortgage Fund Limited Partnership America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                  			/s/ Mariann Byerwalter
                                                    Mariann Byerwalter

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997 and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

     America First Tax-Exempt Mortgage Fund Limited Partnership
     America First Apartment Investors, L.P.
     America First Participating/Preferred Equity Mortgage Fund and America
       First Participating/Preferred Equity Mortgage Fund Limited Partnership
   		America First PREP Fund 2 Limited Partnership
     America First PREP Fund 2 Pension Series Limited Partnership
     Capital Source L.P.
     Capital Source II L.P.-A

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                              /s/ William S. Carter, M.D.
                                  William S. Carter, M.D.